Form 10-Q
period 1996-03-31
SWING N SLIDE CORP
filed 1996-05-15
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1996.

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________ to __________

   Commission file number 0-20450

                               Swing-N-Slide Corp.
             (Exact name of registrant as specified in its charter.)

        Delaware                                  36-3808989
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

                1212 Barberry Drive, Janesville, Wisconsin 53545
                     (Address of principal executive office)

   Registrant's telephone number, including area code (608) 755-4777.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES X NO

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of May 6, 1996 there were 6,004,000 shares of common stock, par value, $.01 per share, outstanding.

                               SWING-N-SLIDE CORP.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                      INDEX

   Part I.   Financial Information:                                    Page

        Unaudited Consolidated Balance Sheets -
             December 31, 1995, and March 31, 1996                       3

        Unaudited Consolidated Interim Statements of Operations
             and Retained Earnings -
               Three Months Ended March 31, 1995 and 1996                4

        Unaudited Consolidated Interim Statements of Cash Flows-
               Three Months Ended March 31, 1995 and 1996                5

        Notes to Unaudited Interim Consolidated Financial Statements     6

        Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                 7-9

   Part II.  Other Information

             Item 6 - Exhibits and Reports on Form 8-K                  10

   Signature                                                            11

                               SWING-N-SLIDE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                   December 31,   March 31,
                 ASSETS                               1995          1996
   Current assets:
     Cash                                           $     7        $     7
     Accounts receivable, less allowance
      for doubtful accounts of $91 and $119           4,569         10,138
     Other receivables                                  165            224
     Refundable income taxes                              -            447
     Inventories                                      6,405          9,933
     Prepaid expenses                                   967          1,356
     Deferred income taxes                               50             50
                                                    -------         ------
   Total current assets                              12,163         22,155

   Property, plant and equipment, net                 6,302          6,071
   Deferred financing and other costs, net
    of accumulated amortization of $425 and           1,504          2,646
   Patent cost, net of accumulated
    amortization of $136 and $165                     1,264          1,235
   Goodwill, net of accumulated amortization
    of $2,429 and $2,584                             22,322         22,167
   Deferred income taxes                              1,030            870
                                                    -------         ------
                                                    $44,585        $55,144
                                                    =======        =======

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Revolving loan                                 $ 1,700        $ 6,940
     Accounts payable                                 2,252          4,978
     Accrued income taxes                                49              -
     Accrued expenses                                 1,342          3,570
     Current portion of long-term debt                6,901          6,038
                                                    -------         ------
   Total current liabilities                         12,244         21,526

   Long-term debt, net of current portion            33,137         35,550

   Commitments and contingent liability

   Stockholders' equity(deficit):
     Preferred stock, $.01 par value,
      5,000,000 shares authorized, no
      shares issued or outstanding                        -              -
     Common stock, $.01 par value,
      25,000,000 shares authorized,
      9,604,000 shares issued                            96             96
     Class B common stock, $.01 par value,
      1,750,000 shares authorized, no
      shares issued or outstanding                        -              -
     Additional paid-in capital                      27,631         27,646
     Excess purchase price over
      predecessor basis                              (5,627)        (5,627)
     Retained earnings                               17,452         16,301
     Less 3,600,000 common shares held in
      treasury, at cost                             (40,348)       (40,348)
                                                    -------         ------
   Total stockholders' equity(deficit)                 (796)        (1,932)
                                                    -------         ------
                                                    $44,585        $55,144
                                                    =======        =======

   Note: The consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated balance sheet at that date.

             See notes to interim consolidated financial statements

                               SWING-N-SLIDE CORP.
                       CONSOLIDATED INTERIM STATEMENTS OF
                        OPERATIONS AND RETAINED EARNINGS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                              Three months     Three months
                                                ended            ended
                                               March 31,        March 31,
                                                 1995             1996
                                              ------------     ------------
   Net sales                                    $13,863          $ 9,602
   Cost of goods sold                             7,259            4,583
                                                -------          -------
   Gross profit                                   6,604            5,019
   Operating expenses:
       Selling                                    1,887            1,309
       General and administrative                 1,249            1,235
       Amortization of intangible assets            261              266
                                                -------          -------
                                                  3,397            2,810
                                                -------          -------
   Operating income                               3,207            2,209
   Other expense:
       Interest expense                           1,161            1,014
       Other, net                                    38            2,609
                                                -------          -------
   Total other expense                            1,199            3,623
                                                -------          -------
   Income(loss) before income taxes               2,008           (1,414)
   Income tax expense(credit)                       775             (263)
                                                -------          -------
   Net income(loss)                               1,233           (1,151)

   Retained earnings at beginning of period      13,325           17,452
                                                -------          -------
   Retained earnings at end of period           $14,558          $16,301
                                                =======          =======
   Net income (loss) per share                    $0.18           ($0.19)
                                                =======          =======
   Weighted average number of common
     shares outstanding                           6,720            6,002

             See notes to interim consolidated financial statements

                               SWING-N-SLIDE CORP.
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                 Three months    Three months
                                                    ended           ended
                                                  March 31,       March 31,
                                                    1995            1996
   Operating activities:
   Net income (loss)                               $ 1,233         ($1,151)
   Adjustments to reconcile net income
    (loss) to net cash used by operating
    activities:
        Deferred income taxes                          160             160
        Depreciation                                   307             295
        Amortization                                   261             266
        Changes in operating assets and
         liabilities                                (7,103)         (5,086)
                                                   -------          ------
   Net cash used by operating activities            (5,142)         (5,516)

   Investing activity:
   Purchase of property, plant and equipment          (391)            (64)

   Financing activities:
   Increase in revolving loan                        2,360           5,240
   Issuances of long-term debt                      45,000           4,300

   Debt costs incurred                              (1,499)         (1,225)
   Purchase of treasury stock                      (40,308)              -
   Proceeds from issuance of common stock                -              15
   Payments of long-term debt                          (20)         (2,750)
                                                   -------          ------
   Net cash provided by financing activities         5,533           5,580
                                                   -------          ------
   Increase in cash                                      -               -
   Cash at beginning of period                           7               7
                                                   -------          ------
   Cash at end of period                           $     7          $    7
                                                   =======          ======

   Supplemental disclosure of cash flows information-cash paid(received) during period for:

   Interest                                        $ 1,123          $   67
   Income taxes, net of refunds received              (610)             70


             See notes to interim consolidated financial statements

               Notes to Interim Consolidated Financial Statements
                                   (Unaudited)
                                 (in thousands)
                                 March 31, 1996

   1.   Basis of presentation of unaudited consolidated financial statements

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting priniciples for year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   2.   Inventories

          Inventories consist of the following:   December 31,   March 31,
                                                      1995         1996

          Finished goods and work in process         $2,137        $4,930
          Raw materials                               4,268         5,003
                                                    -------        ------
                                                     $6,405        $9,933
                                                     ======        ======

                      Management's Discussion and Analysis
                                       of
                  Financial Condition and Results of Operations

   Results of Operations:

   The following table shows, for the periods indicated, information derived from the consolidated statements of operations of the Company expressed as a percentage of net sales for such periods.

                                              As a Percentage of Net Sales
                                                   Three Months ended
                                                March 31,         March 31,
                                                 1995              1996

        Net sales                                100.0%            100.0%
        Cost of goods sold                        52.4              47.7
                                                 -----             -----
        Gross profit                              47.6              52.3
        Operating expenses:
          Selling                                 13.6              13.6
          General and administrative               9.0              12.9
          Amortization of intangible assets        1.9               2.8
                                                 -----             -----
        Total operating expenses                  24.5              29.3
                                                 -----             -----
        Operating income                          23.1              23.0

        Income (loss) before income taxes         14.5             (14.7)


   Three months ended March 31, 1996 compared to the three months ended March 31, 1995.

   Net Sales. Net sales decreased by $4.3 million, or 30.7 percent, for the three months ended March 31, 1996 as compared to the same period a year ago. Sales of the core product line (swing sets, slides, accessories and climbing units) were down 33.9 percent in 1996 versus the first quarter of 1995. The first quarter sales decline is primarily attributable to the continued trend of retailers carrying less inventory, competition in the market and poor spring weather.

   Gross Profit. Gross profit decreased $1.6 million, or 24.0 percent, but increased as a percentage of net sales to 52.3 percent for the three months ended March 31, 1996 as compared to 47.6 percent for the same period a year ago. The primary reasons for the increase in gross profit margin were lower high density polyethylene costs and the effects of changes implemented in the second quarter of 1995 which reduced indirect labor costs and improved manufacturing efficiencies.

   Selling Expense. Selling and marketing expenses decreased $0.6 million, or 30.6 percent and remained the same as a percentage of net sales at 13.6 percent for the three months ended March 31, 1996 as compared to the same period a year ago. The dollar decrease was mainly attributable to a decrease in commission expense ($0.2 million), a decrease in advertising and promotion costs ($0.1 million) and a decrease in display building costs ($0.2 million).

   General and Administrative Expenses. General and administrative expenses decreased $14,000, or 1.1 percent, but increased as a percentage of net sales to 12.9 percent for the three months ended March 31, 1996 as compared to 9.0 percent for the same period a year ago. The dollar decrease is primarily due to a decrease in compensation costs and related benefits. The increase as a percentage of net sales is due to the impact of the allocation of fixed general and administrative expenses to lower sales volume.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other intangibles was $0.3 million for the quarter ended March 31, 1996. Amortization for the quarter ended March 31, 1995 was also $0.3 million.

   Other Expense. Interest expense decreased $0.1 million to $1.0 million for the three months ended March 31, 1996 as compared to the same period a year ago. This decrease is primarily due to the pay down of $5.0 million on the Company's term note in 1995 and a reduction in revolver borrowings in 1996 versus 1995 ($0.2 million). However, this decrease was partially offset by the issuance of $4.3 million of 10% Convertible Subordinated Debentures on February 15, 1996 of which $1.7 million was used to pay down the Company's term loan ($54,000).

   Other expenses increased to $2.6 million for the first quarter of 1996. Included in other expenses are the fees and expenses paid by the Company related to the tender offer by GreenGrass Holdings on February 15, 1996.

   Income Taxes. The tax benefit recorded in the first quarter of 1996 was at an effective rate of 18.6 percent. This differs from the effective tax rate of 38.6 percent used in the first quarter of 1995 because certain costs related to the tender offer completed on February 15, 1996 are not deductible for tax purposes.

   Seasonality

   The Company experiences significant quarterly fluctuations in its operations. Sales of the Swing-N-Slide core product lines are concentrated in the period from January 1 through June 30 (approximately 70-75 percent). The timing of initial stocking orders and fluctuations in customer demand through the spring and summer months contribute to this pattern.

   Liquidity and Capital Resources

   On January 4, 1996, the Company entered into an agreement with an unrelated general partnership of which one of the partners is a group of the Company's senior management, pursuant to which the general partnership commenced a tender offer for up to 3,510,000 shares of Common Stock of the Company at a purchase price of $6.50 per share. This tender offer was completed on February 15, 1996. The agreement also provided that the general partnership would invest additional funds through the purchase of the Company's newly authorized convertible debentures. On February 15, 1996, the general partnership invested $4.3 million through the purchase of 10 percent convertible debentures. The debentures are convertible at the rate of one share of Common Stock for each $4.80 principal amount of debentures. On April 25, 1996, the partnership invested an additional $0.7 million through the purchase of additional debentures. The proceeds from issuance of debentures on February 15, 1996 were used to pay down approximately $1.7 million of the Company's term loan and to pay fees associated with the tender offer and issuance of the debentures. The proceeds from the issuance of debentures on April 25, 1996 will be used to pay down $0.7 million of the Company's term loan.

   The Company's primary sources of working capital are cash flows from operations and borrowings under the credit agreement entered into on January 19, 1995. This credit agreement includes a revolving loan facility of $10.0 million and a term loan facility of $45.0 million. At March 31, 1996, the outstanding amounts of the revolving loan facility and the term facility were approximately $6.9 million and $37.3 million, respectively.

   Borrowings under the revolving loan facility are limited to specified percentages of inventories, and accounts receivable, not to exceed $10.0 million. Under the credit agreement, interest on borrowings is payable quarterly, at either (i) the greater of 1.5 percent over the bank's prime rate or 2.0 percent over the federal funds rate, or (ii) 2.75 percent over the LIBOR rate, at the Company's option. The Company is subject to an annual commitment fee of 0.5 percent of the daily unused portion of the commitment. The borrowings under the credit agreement are secured by substantially all of the assets of the Company. The Company is subject to certain restrictive covenants which include, among other things, restrictions on the payments of dividends or issuance of capital stock and a limitation on additional indebtedness.

   Total indebtedness on the revolving loan facility increased by approximately $5.2 million during the three months ended March 31, 1996, primarily as a result of increased levels of working capital to meet the seasonal increase in production. The Company offers a first order dating program to its major customers which results in March and April being the peak months for borrowing. Payments for initial orders placed between January 1 and March 31 are typically due during April.

   Swing-N-Slide made capital expenditures totaling approximately $0.1 million in the three months ended March 31, 1996. The Company expects that its level of total capital expenditures for 1996 will be similar to 1995. Swing-N-Slide believes that funds generated from operations and its capacity for borrowing will be sufficient to fund current business operations as well as future capital expenditures.

                           PART II.  OTHER INFORMATION

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

        (b)  Reports on Form 8-K

             Form 8-K dated February 16, 1996 was filed on March 1, 1996.

                  Items Reported:

                  On February 16, 1996, GreenGrass Holdings, a Delaware general partnership ("Holdings"), purchased 3,510,000 shares of Common Stock, $.01 par value("Shares"), of the registrant under a cash tender offer for all of the Shares made to all of the stockholders of the registrant at $6.50 per Share (the "Offer").

                  In addition to shares purchased in the Offer, on February 16, 1996, Holdings purchased from the registrant at par $4.3 million principal amount of the registrant's 10% Convertible Subordinated Debentures due 2004 which are convertible into 895,833 Shares.

                  Including Shares issuable on conversion of the Debentures, Holdings beneficially owns approximately 65.0% of the outstanding Shares.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Swing-N-Slide Corp.

   Date:  May 13, 1996           /s/ Richard E. Ruegger
                                 Richard E. Ruegger,
                                 Vice President-Finance
                                 and Chief Financial Officer
                                 (Duly authorized officer and Principal
                                 Financial and Accounting Officer)

                                  EXHIBIT INDEX

        Exhibit                  Description

        27                  Financial Data Schedule