Form 10-Q
period 1996-06-30
SWING N SLIDE CORP
filed 1996-08-05
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1996

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                  to

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of July 29, 1996 there were 6,004,000 shares of common stock, par value, $.01 per share, outstanding.

                               SWING-N-SLIDE CORP.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                      INDEX



   Part I.   Financial Information:                                   Page

        Unaudited Consolidated Balance Sheets -
             December 31, 1995 and June 30, 1996                        3

        Unaudited Consolidated Interim Statements of Operations
           and Retained Earnings -
             Three Months Ended June 30, 1995,
             Six Months Ended June 30, 1995,
             Three Months Ended June 30, 1996 and
             Six Months Ended June 30, 1996                             4

        Unaudited Consolidated Interim Statements of Cash Flows-
             Six Months Ended June 30, 1995 and
             Six Months Ended June 30, 1996                             5

        Notes to Unaudited Interim Consolidated Financial Statements    6

        Management's Discussion and Analysis of Financial Condition
             and Results of Operations                               7-10



   Part II.  Other Information

             Item 1 - Legal Proceedings                                11
             Item 4 - Submission of Matters to Vote of
                        Security Holders                               11
             Item 6 - Exhibits and Reports on Form 8-K


   Signature                                                           12

                               SWING-N-SLIDE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                December 31,   June 30,
        ASSETS                                     1995         1996
   Current assets:
       Cash                                           $7         $7
       Accounts receivable, less allowance
         for doubtful accounts of $91 and $144     4,569     11,208
       Other receivables                             165        214
       Inventories                                 6,405      6,415
       Prepaid expenses                              967      1,487
       Deferred income taxes                          50         50
                                                 -------    -------
   Total current assets                           12,163     19,381

   Property, plant and equipment, net              6,302      5,837
   Deferred financing and other costs, net of
    accumulated amortization of $425 and $685 1,504 2,485 Patent cost, net of accumulated amortization
    of $136 and $195                               1,264      1,206
   Goodwill, net of accumulated amortization
    of $2,429 and $2,738                          22,322     22,013
   Deferred income taxes                           1,030        710
                                                  ------     ------
                                                 $44,585    $51,632
                                                  ======     ======
   LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)
   Current liabilities:
       Revolving loan                             $1,700     $4,500
       Accounts payable                            2,252      2,796
       Accrued income taxes                           49      1,529
       Accrued expenses                            1,342      2,701
       Current portion of long-term debt           6,901      6,538
                                                  ------     ------
   Total current liabilities                      12,244     18,064

   Long-term debt, net of current portion         33,137     32,121

   Contingent liability

   Stockholders' equity(deficit):
       Preferred stock, $.01 par value, 5,000,000
        shares authorized, no shares issued or
        outstanding                                    -          -
       Common stock, $.01 par value, 25,000,000
        shares authorized, 9,604,000 shares
        issued                                        96         96
       Class B common stock, $.01 par value,
        1,750,000 shares authorized, no shares
        issued or outstanding                          -          -
       Additional paid-in capital                 27,631     27,646
       Excess purchase price over predecessor
        basis                                     (5,627)    (5,627)
       Retained earnings                          17,452     19,680
       Less 3,600,000 common shares held in
         treasury, at cost                       (40,348)   (40,348)
                                                 -------    -------
   Total stockholders' equity(deficit)              (796)     1,447
                                                 -------    -------
                                                 $44,585    $51,632
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


             See notes to interim consolidated financial statements

                                                   SWING-N-SLIDE CORP.
                           CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                                       (unaudited)
                                       (in thousands, except per share amounts)

                                   Three months   Six months  Three months    Six months
                                      ended         ended         ended         ended
                                     June 30,      June 30,     June 30,       June 30,
                                       1995          1995         1996           1996

   Net sales                        $19,643       $33,506      $19,213        $28,815
   Cost of goods sold                 9,342        16,601        8,846         13,429
                                    -------       -------      -------        -------
   Gross profit                      10,301        16,905       10,367         15,386
   Operating expenses:
      Selling                         2,132         4,019        1,990          3,299
       General and administrative     1,436         2,685        1,423          2,658
       Amortization of intangible
         assets                         263           524          362            628
                                     ------        ------       ------         ------
                                      3,831         7,228        3,775          6,585
                                     ------        ------       ------         ------
   Operating income                   6,470         9,677        6,592          8,801
   Other expense:
       Interest expense               1,208         2,369        1,061          2,075
       Other, net                        28            66            9          2,618
                                     ------        ------       ------         ------
   Total other expense                1,236         2,435        1,070          4,693
                                     ------        ------       ------         ------
   Income before income taxes         5,234         7,242        5,522          4,108
   Income tax expense                 2,016         2,791        2,143          1,880
                                     ------        ------       ------         ------
   Net income                         3,218         4,451        3,379          2,228

   Retained earnings at
    beginning of period              14,558        13,325       16,301         17,452
                                     ------        ------       ------         ------
   Retained earnings at
    end of period                   $17,776       $17,776      $19,680        $19,680
                                     ======        ======       ======         ======

   Net income per share:
   Primary                            $0.54         $0.70        $0.56          $0.37
                                      =====         =====        =====          =====
   Fully Diluted                      $0.54         $0.70        $0.49          $0.35
                                      =====         =====        =====          =====


                 See notes to consolidated financial statements

                               SWING-N-SLIDE CORP.
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                Six months   Six months
                                                   ended       ended
                                                  June 30,    June 30,
                                                    1995        1996

   Operating activities:
   Net income                                     $4,451       $2,228
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Deferred income taxes                        360          320
        Depreciation                                 627          594
        Amortization                                 524          628
        Interest converted to convertible
          subordinated debentures                     -            71
        Changes in operating assets and
         liabilities                              (2,133)      (3,835)
                                                  ------       ------
   Net cash provided by operating activities       3,829            6

   Investing activity:
   Purchase of property, plant and equipment        (443)        (129)

   Financing activities:
   Increase(decrease) in revolving loan           (3,860)       2,800
   Issuances of long-term debt                    45,000        5,000
   Debt costs incurred                            (1,637)      (1,242)
   Purchase of treasury stock                    (40,348)          -
   Proceeds from issuance of
    common stock                                      -            15
   Payments of long-term debt                     (2,541)      (6,450)
                                                  ------       ------
   Net cash provided(used) by financing
    activities                                    (3,386)         123
                                                  ------       ------
   Increase in cash                                   -            -
   Cash at beginning of period                         7            7
                                                  ------       ------
   Cash at end of period                              $7           $7
                                                  ======       ======

   Supplemental disclosure of cash flows
    information-cash paid during period for:

   Interest                                       $2,356       $1,790
   Income taxes, net of refunds received             373           70


             See notes to interim consolidated financial statements

               Notes to Interim Consolidated Financial Statements
                                   (Unaudited)
                                 (in thousands)
                                  June 30, 1996


   1.    Basis of presentation of unaudited consolidated financial statements

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting priniciples for year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   2.    Inventories

        Inventories consist of
         the following:                         December 31,   June 30,
                                                   1995          1996

        Finished goods and work in process        $2,137      $2,103
        Raw materials                              4,268       4,312
                                                  ------      ------
                                                  $6,405      $6,415
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

                                             As a Percentage of Net Sales

                                    Three           Six            Three           Six
                                Months ended    Months ended    Months ended   Months ended
                                  June 30,        June 30,        June 30,       June 30,
                                    1995            1995            1996           1996

   Net sales                        100.0%          100.0%           100.0%       100.0%
   Cost of goods sold                47.6            49.5             46.0         46.6
                                    -----           -----            -----        -----
   Gross profit                      52.4            50.5             54.0         53.4
   Operating expenses:
     Selling                         10.9            12.0             10.4         11.5
     General and administrative       7.3             8.0              7.4          9.2
     Amort. of intangible assets      1.3             1.6              1.9          2.2
                                    -----           -----            -----        -----
   Total operating expenses          19.5            21.6             19.7         22.9
                                    -----           -----            -----        -----
   Operating income                  32.9            28.9             34.3         30.5
   Income before income taxes        26.6            21.6             28.7         14.3


   Three months ended June 30, 1996, compared to the three months ended June 30, 1995.


   Net Sales. Net sales decreased by $0.4 million, or 2.2 percent, for the three months ended June 30, 1996, as compared to the same period a year ago. Sales for the core product lines (kits, slides and accessories) were down 5.7 percent in the second quarter of 1996 versus the same period a year ago. This decline was primarily due to competition in the market. Sales of products in the new Shape Plastics line along with pre-cut kits and international sales favorably impacted sales in the second quarter of 1996. The Company plans to expand its marketing efforts for its pre-cut and international product lines going forward.

   Gross Profit. Gross profit increased $0.1 million, or 0.6 percent, and increased as a percentage of net sales to 54.0 percent for the three months ended June 30, 1996, as compared to 52.4 percent for the same period a year ago. The primary reasons for the increase in gross profit margin were lower high density polyethylene costs and the effects of changes implemented in the second quarter of 1995 which reduced indirect labor costs and improved manufacturing efficiencies.

   Selling Expense. Selling and marketing expenses decreased $0.1 million, or 6.7 percent, and decreased as a percentage of net sales to 10.4 percent for the three months ended June 30, 1996, as compared to 10.9 percent for the same period a year ago. The dollar decrease was mainly attributable to a decrease in display building costs ($60,000) and a decrease in product liability costs ($50,000).

   General and Administrative Expenses. General and administrative expenses decreased $13,000, or 0.9 percent, but increased as a percentage of net sales to 7.4 percent for the three months ended June 30, 1996, as compared to 7.3 percent for the same period a year ago. The dollar decrease is primarily due to a decrease in compensation costs and related benefits.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other intangibles was $0.4 million for the quarter ended June 30, 1996. This is $0.1 million more than for the same period a year ago. Amortization of intangible assets increased due to the amortization of financing fees related to the issuance of 10% Convertible Subordinated Debentures in the first quarter of 1996.

   Other Expense. Interest expense decreased $0.1 million to $1.1 million for the three months ended June 30, 1996, as compared to the same period in 1995. This decrease is primarily due to the pay down of $5.0 million on the Company's term note in 1995 and the pay down of $2.8 million on the Company's term note in the first quarter of 1996 ($0.2 million). However, this decrease was partially offset by the interest related to the issuance of $5.0 million of 10% Convertible Subordinated Debentures in 1996 ($0.1 million).

   Six months ended June 30, 1996, compared to six months ended June 30, 1995.

   Net Sales. Net sales for the six months ended June 30, 1996, decreased $4.7 million, or 14.0 percent, as compared to the same period in 1995. Sales of the core product lines were down 17.2 percent for the six months ended June 30, 1996, as compared to the same period a year ago. The sales decline is primarily attributable to the continued trend of retailers carrying less inventory, competition in the market and poor spring weather.

   Gross Profit. Gross profit decreased $1.5 million, or 9.0 percent, but increased as a percentage of net sales to 53.4 percent for the six months ended June 30, 1996, as compared to 50.5 percent for the same period a year ago. The primary reasons for the increase in gross profit margin were lower high density polyethylene costs and improved manufacturing efficiencies.

   Selling Expense. Selling and marketing expenses decreased $0.7 million, or 17.9 percent, and decreased as a percentage of net sales to 11.5 percent for the six months ended June 30, 1996, as compared to 12.0 percent for the same period a year ago. The decrease is primarily due to a decrease in commission expense ($0.3 million), a decrease in advertising and promotion costs ($0.1 million) and a decrease in display building costs ($0.2 million).

   General and Administrative Expenses. General and administrative expenses decreased $27,000, or 1.0 percent, but increased as a percentage of net sales to 9.2 percent for the six months ended June 30, 1996, as compared to 8.0 percent for the same period in 1995. The dollar decrease is primarily due to a decrease in compensation costs and related benefits. The increase as a percentage of net sales is due to the allocation of fixed general and administrative expenses to lower sales volume.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other intangibles was $0.6 million for the six months ended June 30, 1996, as compared to $0.5 million for the same period a year ago. Additional amortization resulted from the financing fees associated with the issuance of 10% Convertible Subordinated Debentures in 1996.

   Other Expense. Interest expense decreased $0.3 million to $2.1 million for the six months ended June 30, 1996, as compared to the same period a year ago. The decrease is primarily due to the pay down of $5.0 million on the Company's term note in 1995 and a reduction in revolver borrowings in 1996 versus 1995 ($0.4 million). However, this decrease was partially offset by the interest on the 10% Convertible Subordinated Debentures that were issued in 1996 ($0.2 million).

   Other expenses increased from $66,000 for the six months ended June 30, 1995, to $2.6 million for the six months ended June 30, 1996. Included in other expenses are the fees and expenses paid by the Company related to the tender offer by GreenGrass Holdings on February 16, 1996.

   Income Taxes. Income tax expense for the six months ended June 30, 1996, was at an effective rate of 45.8 percent. This differs from the effective rate of 38.5 percent used in 1995 because certain costs related to the tender offer completed on February 16, 1996, are not deductible for tax purposes.

   Seasonality

   The Company experiences significant quarterly fluctuations in its operations. Sales of the Swing-N-Slide core product lines are concentrated in the period from January 1 through June 30 (approximately 70-75 percent). The timing of initial stocking orders and fluctuations in customer demand through the spring and summer months contribute to this pattern.

   Liquidity and Capital Resources

   On January 4, 1996, the Company entered into an agreement with an unrelated general partnership of which one of the partners is a group of the Company's senior management, pursuant to which the general partnership commenced a tender offer for up to 3,510,000 shares of common stock of the Company at a purchase price of $6.50 per share. This tender offer was completed on February 16, 1996. The agreement also provided that the general partnership would invest additional funds through the purchase of the Company's newly authorized convertible debentures. On February 16, 1996, the general partnership invested $4.3 million through the purchase of 10% Convertible Subordinated Debentures. The debentures are convertible at the rate of one share of common stock for each $4.80 principal amount of debentures. On April 25, 1996, the partnership invested an additional $0.7 million through the purchase of additional debentures. The proceeds from issuance of debentures on February 16, 1996, were used to pay down approximately $1.7 million of the Company's term loan and to pay fees associated with the tender offer and issuance of the debentures. The proceeds from the issuance of debentures on April 25, 1996, was used to pay down $0.7 million of the Company's term loan.

   The Company's primary sources of working capital are cash flows from operations and borrowings under the credit agreement entered into on January 19, 1995. This credit agreement includes a revolving loan facility of $10.0 million and a term loan facility of $45.0 million. At June 30, 1996, the outstanding amounts of the revolving loan facility and the term facility were approximately $4.5 million and $33.6 million, respectively.

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

   Swing-N-Slide made capital expenditures totalling approximately $0.1 million in the six months ended June 30, 1996. The Company expects that its level of total capital expenditures for existing lines of business for 1996 will be similar to 1995. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and future capacity for borrowing will be sufficient to fund current business operations as well as future capital expenditures and growth opportunities.



                           PART II.  OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS

             On May 24, 1996, the Rock County Wisconsin Circuit Court denied the defendants' motion to dismiss the case in Irving Sirota, on behalf of himself and derivatively on behalf of Swing-N-Slide Corp. v. Thomas R. Baer, Richard G. Mueller, Andrew W. Code, James D. Dodson, Peter M. Gotsch, Terence M. Malone, Henry B. Pearsall, Brian P. Simmons, Newco, Inc., CHS, and Swing-N-Slide Corp. (as nominal defendant) (Case No. 95-CV-726 J), previously filed on November 17, 1995 (the "Sirota Case"). The Sirota Case is a shareholder derivative action filed on behalf of Sirota and the Company. The complaint seeks monetary damages and alleges that the defendants breached their fiduciary duties to the Company and its shareholders in connection with the Company's purchase of 3.6 million outstanding shares of common stock, which was completed in January 1995. The defendants include current and former directors and officers of the Company, and such defendants may have certain indemnification claims against the Company or certain claims against the Company's provider of D&O insurance. The defendants have indicated that they intend to vigorously defend the claims. The Company believes that resolution of the claims should not have any material adverse effect on the financial condition or results of operations of the Company.


   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's annual meeting of shareholders held on April 25, 1996, Richard G. Mueller, Thomas R. Baer, David S. Evans, George N. Herrera, Timothy R. Kelleher, Terence S. Malone and Caroline L. Williams were elected as directors of the Company for terms expiring in 1997. Directors Mueller, Kelleher, Malone and Williams were elected by all 3,765,492 shares voting, while directors Baer, Evans and Herrera were elected by 3,765,411 shares, with 81 shares withholding authority.

        Shareholders at the annual meeting also approved the 1996 Incentive Stock Plan and the appointment of Ernst & Young LLP as the Company's independent auditors for 1996. With respect to the 1996 Incentive Stock Plan, 3,656,670 shares were voted for, 107,812 voted against and 1,010 shares abstained. With respect to the approval of Ernst & Young LLP, all 3,765,492 shares were voted for approval. There were no broker-nonvotes in connection with the actions taken at the annual meeting.


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             Exhibit 10 - 1996 Incentive Stock Plan
             Exhibit 11 - Statement Re: Computation of Earnings Per Share
             Exhibit 27 - Financial Data Schedule

      (b)    Reports on Form 8-K

             None

                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Swing-N-Slide Corp.



   Date:  August 2, 1996               /s/ Richard E. Ruegger
                                      Richard E. Ruegger,
                                      Vice President-Finance
                                      and Chief Financial Officer
                                      (Duly authorized officer and Principal
                                      Financial and Accounting Officer)

                                  Exhibit Index


           Exhibit     Description

             10        1996 Incentive Stock Plan
             11        Statement Re: Computation of Earnings Per Share
             27        Financial Data Schedule