Form 10-Q
period 1996-09-30
SWING N SLIDE CORP
filed 1996-11-14
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1996

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of November 4, 1996 there were 6,004,000 shares of common stock, par value, $.01 per share, outstanding.

                               SWING-N-SLIDE CORP.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                      INDEX



   Part I.   Financial Information:                                 Page

        Unaudited Consolidated Balance Sheets -
             December 31, 1995 and September 30, 1996                 3


        Unaudited Consolidated Interim Statements of Operations
             and Retained Earnings -
             Three Months Ended September 30, 1995,
             Nine Months Ended September 30, 1995,
             Three Months Ended September 30, 1996 and
             Nine Months Ended September 30, 1996                      4


        Unaudited Consolidated Interim Statements of Cash Flows-
             Nine Months Ended September 30, 1995 and
             Nine Months Ended September 30, 1996                      5

        Notes to Unaudited Interim Consolidated Financial
             Statements                                                6

        Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    7-10



   Part II.  Other Information

             Item 6 - Exhibits and Reports on Form 8-K                11


   Signature                                                          12

                            SWING-N-SLIDE CORP.
                        CONSOLIDATED BALANCE SHEETS
                               (unaudited)
                      (in thousands, except share data)

                                                   December 31,   September 30,
       ASSETS                                         1995           1996
Current assets:
    Cash                                                $7             $1
    Accounts receivable, less allowance for
      doubtful accounts of $91 and $87               4,569          3,976
    Other receivables                                  165            483
    Inventories                                      6,405          6,765
    Prepaid expenses                                   967          1,802
    Deferred income taxes                               50             50
                                                   -------        -------
Total current assets                                12,163         13,077

Property, plant and equipment, net                   6,302          5,557
Deferred financing and other costs, net of
   accumulated amortization of $425 and $799         1,504          2,592
Patent cost, net of accumulated amortization of
   $136 and $224                                     1,264          1,176
Goodwill, net of accumulated amortization of
   $2,429 and $2,893                                22,322         21,858
Deferred income taxes                                1,030            525
                                                   -------        -------
                                                   $44,585        $44,785
                                                   -------        -------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Revolving loan                                  $1,700         $1,020
    Accounts payable                                 2,252          1,251
    Accrued income taxes                                49            676
    Accrued expenses                                 1,342          1,968
    Current portion of long-term debt                6,901          6,500
                                                   -------        -------
Total current liabilities                           12,244         11,415

Long-term debt, net of current portion              33,137         32,121

Contingent liability

Stockholders' equity(deficit):
    Preferred stock, $.01 par value, 5,000,000
      shares authorized, no shares issued or
      outstanding                                      -              -
    Common stock, $.01 par value, 25,000,000
      shares authorized, 9,604,000 shares issued        96             96
    Class B common stock, $.01 par value, 1,750,000
      shares authorized, no shares issued or
      outstanding                                      -              -
    Additional paid-in capital                      2,7631         27,646
    Excess purchase price over predecessor basis    (5,627)        (5,627)
    Retained earnings                               17,452         19,482
    Less 3,600,000 common shares held in
      treasury, at cost                            (40,348)       (40,348)
                                                   -------        -------
Total stockholders' equity(deficit)                   (796)         1,249
                                                   -------        -------
                                                   $44,585        $44,785
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


         See notes to interim consolidated financial statements

                                    SWING-N-SLIDE CORP.
                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                       (unaudited)
                           (in thousands, except per share amounts)

                                             Three months        Nine months         Three months        Nine months
                                                ended               ended               ended               ended
                                            September 30,       September 30,       September 30,       September 30,
                                                 1995                1995                1996                1996

Net sales                                      $6,763             $40,269              $6,728             $35,543
Cost of goods sold                              3,749              20,350               4,106              17,535
                                                -----              ------              ------              ------
Gross profit                                    3,014              19,919               2,622              18,008
Operating expenses:
    Selling                                       787               4,806                 887               4,186
    General and administrative                    859               3,544                 833               3,491
    Amortization of intangible
      assets                                      268                 792                 298                 926
                                                -----              ------              ------              ------
                                                1,914               9,142               2,018               8,603
                                                -----              ------              ------              ------
Operating income                                1,100              10,777                 604               9,405
Other expense:
    Interest expense                              990               3,359                 920               2,995
    Other, net                                     16                  82                  9                2,627
                                                -----              ------              ------              ------
Total other expense                             1,006               3,441                 929               5,622
                                                -----              ------              ------              ------
Income(loss) before income taxes                   94               7,336                (325)              3,783
Income tax expense(benefit)                        34               2,825                (127)              1,753
                                                -----              ------              ------              ------
Net income(loss)                                   60               4,511                (198)              2,030

Retained earnings at beginning
   of period                                   17,776              13,325              19,680              17,452
                                               ------              ------              ------              ------
Retained earnings at end of period            $17,836             $17,836             $19,482             $19,482
                                               ======              ======              ======              ======

Net income(loss) per share:
Primary                                         $0.01               $0.72              ($0.03)              $0.34
                                               ======              ======               =====              ======
Fully Diluted                                   $0.01               $0.72              ($0.03)              $0.32
                                               ======              ======               =====              ======

                   See notes to consolidated financial statements

                               SWING-N-SLIDE CORP.
                   CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                   Nine months    Nine months
                                                      ended          ended
                                                  September 30,  September 30,
                                                       1995          1996
    Operating activities:
    Net income                                        $4,511        $2,030
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         Deferred income taxes                           520           505
         Depreciation                                    951           898
         Amortization                                    792           926
         Interest converted to convertible
           subordinated debentures                        -             71
         Changes in operating assets and
           liabilities                                 2,546          (668)
                                                       -----         -----
    Net cash provided by operating activities          9,320         3,762

    Investing activity:
    Purchase of property, plant and equipment           (496)         (152)

    Financing activities:
    Decrease in revolving loan                        (6,745)         (680)
    Issuances of long-term debt                       45,000         5,000
    Debt costs incurred                               (1,637)       (1,463)
    Purchase of treasury stock                       (40,348)          -
    Proceeds from issuance of common stock               -              15
    Payments of long-term debt                        (5,094)       (6,488)
                                                       -----         -----
    Net cash used by financing activities             (8,824)       (3,616)
                                                       -----         -----
    Increase(decrease) in cash                           -              (6)
    Cash at beginning of period                            7             7
                                                       -----         -----
    Cash at end of period                                 $7            $1
                                                       =====         =====

    Supplemental disclosure of cash flows
    information- cash paid during period for:

    Interest                                          $3,335        $2,552
    Income taxes, net of refunds received                930           610



          See notes to interim consolidated financial statements

                Notes to Interim Consolidated Financial Statements
                               (Unaudited)
                              (in thousands)
                            September 30, 1996

1.  Basis of presentation of unaudited consolidated financial statements

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting priniciples for year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended
    December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's
    Annual Report on Form 10-K for the year ended December 31, 1995.


2.  Inventories

    Inventories consist of the following:          December 31,  September 30,
                                                       1995          1996

    Finished goods and work in process                   $2,137        $2,619
    Raw materials                                         4,268         4,146
                                                          -----         -----
                                                         $6,405        $6,765
                                                          =====         =====

                      Management's Discussion and Analysis
                                       of
                  Financial Condition and Results of Operations

   Results of Operations:

   The following table shows, for the periods indicated, information derived from the consolidated statements of operations of the Company expressed as a percentage of net sales for such periods.

                                 As a Percentage of Net Sales

                           Three         Nine         Three         Nine
                        Months ended Months ended Months ended  Months ended
                         Sept. 30,     Sept. 30,    Sept. 30,    Sept. 30,
                            1995         1995         1996          1996

   Net sales                100.0%      100.0%         100.0%    100.0%
   Cost of goods sold        55.4        50.5           61.0      49.3
                             ----        ----           ----      ----
   Gross profit              44.6        49.5           39.0      50.7
   Operating expenses:
     Selling                 11.6        11.9           13.2      11.8
     General and adminis-
        trative              12.7         8.8           12.4       9.8
     Amort. of intangible
        assets                4.0         2.0            4.4       2.6
                             ----        ----           ----      ----
   Total operating expenses  28.3        22.7           30.0      24.2
                             ----        ----           ----      ----
   Operating income          16.3        26.8            9.0      26.5
   Income loss before
    income taxes              1.4        18.2           (4.8)     10.6


   Three months ended September 30, 1996, compared to the three months ended September 30, 1995.

   Net Sales. Net sales decreased by $35,000, or 0.5 percent, for the three months ended September 30, 1996, as compared to the same period a year ago. Sales of the core product lines (kits, slides and accessories) were down 10.2 percent in the third quarter of 1996 versus the same period a year ago. This decline was primarily due to competition in the market and overall industry consolidation. Sales of products ($0.9 million) in the Shape Plastics line, acquired earlier this year, favorably impacted sales in the third quarter of 1996.

   Gross Profit. Gross profit decreased $0.4 million, or 13.0 percent, and decreased as a percentage of net sales to 39.0 percent for the three months ended September 30, 1996, as compared to 44.6 percent for the same period a year ago. The primary reasons for the decrease in gross profit margin were a change in product mix, as the Shape Plastics line carries a lower margin than the core product line, and higher costs for high density polyethylene that began rising during the third quarter.

   Selling Expense. Selling and marketing expenses increased $0.1 million, or 12.7 percent, and increased as a percentage of net sales to 13.2 percent for the three months ended September 30, 1996 as compared to 11.6 percent for the same period a year ago. The dollar increase is primarily due to an increase in display building costs ($40,000) and an increase in commission expense ($50,000).

   General and Administrative Expenses. General and administrative expenses decreased $26,000, or 3.0 percent, and decreased as a percentage of net sales to 12.4 percent as compared to 12.7 percent for the same period a year ago. The dollar decrease is primarily due to a decrease in compensation and related benefits.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other intangibles was $0.3 million for the quarter ended September 30, 1996. This is $30,000 more than for the same period a year ago. Amortization of intangible assets increased due to the amortization of the financing fees related to the issuance of 10% Convertible Subordinated Debentures in the first quarter of 1996.

   Other Expense. Interest expense decreased $70,000 to $0.9 million for the three months ended September 30, 1996. This decrease is primarily due to the pay down of $5.0 million on the Company's term note in 1995 and the pay down of $2.8 million on the Company's term note in the first quarter of 1996 ($0.2 million). However, this decrease was partially offset by the interest related to the issuance of $5.0 million of 10% Convertible Subordinated Debentures in 1996 ($0.1 million).

   Nine months ended September 30, 1996, compared to nine months ended September 30, 1995.

   Net Sales. Net sales for the nine months ended September 30, 1996 decreased $4.7 million, or 11.7 percent, as compared to the same period in 1995. Sales of the core product lines were down 16.2 percent for the nine months ended September 30, 1996, as compared to the same period a year ago. The sales decline is primarily attributable to the continued trend of retailers carrying less inventory, industry consolidation and competition in the market.

   Gross Profit. Gross profit decreased $1.9 million, or 9.6 percent, but increased as a percentage of net sales to 50.7 percent for the nine months ended September 30, 1996, as compared to 49.5 percent for the same period a year ago. The primary reasons for the increase in gross profit margin were overall lower high density polyethylene costs and improved manufacturing efficiencies.

   Selling Expense. Selling and marketing expenses decreased $0.6 million, or 12.9 percent, and decreased as a percentage of net sales to 11.8 percent for the nine months ended September 30, 1996, as compared to 11.9 percent for the same period a year ago. The decrease is primarily due to a decrease in commission expense ($0.2 million), an overall decrease in display building costs ($0.2 million) and a decrease in advertising and promotion costs ($0.1 million).

   General and Administrative Expenses. General and administrative expenses decreased $53,000, or 1.5 percent, but increased as a percentage of net sales to 9.8 percent for the nine months ended September 30, 1996 as compared to 8.8 percent for the same period in 1995. The dollar decrease is primarily due to a decrease in compensation costs and related benefits. The increase as percentage of a net sales is due to the allocation of fixed general and administrative expenses to lower sales volumes.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other intangibles was $0.9 million for the nine months ended September 30, 1996 as compared to $0.8 million for the same period a year ago. Additional amortization resulted from the financing fees associated with the issuance of 10% Convertible Subordinated Debentures in 1996.

   Other Expense. Interest expense decreased $0.4 million to $3.0 million for the nine months ended September 30, 1996, as compared to the same period a year ago. This decrease is primarily due to the pay down of $5.0 million on the Company's term note in 1995 and the pay down of $2.8 million of the Company's term note in the first quarter of 1996 ($0.6 million). However, the decrease was partially offset by the interest on the 10% Convertible Subordinated Debentures that were issued in 1996 ($0.3 million).

   Other expenses increased from $82,000 to $2.6 million for the nine months ended September 30, 1996. Included in other expenses are the fees and expenses paid by the Company related to the tender offer by GreenGrass Holdings on February 16, 1996 ($2.6 million).

   Income Taxes. Income tax expense for the nine months ended September 30, 1996 was at an effective rate of 46.3 percent. This differs from the effective rate of 38.5 percent used in 1995 because certain costs related to the tender offer completed on February 16, 1996 are not deductible for tax purposes.

   Seasonality

   The Company experiences significant quarterly fluctuations in its operations. Sales of the Swing-N-Slide core product lines are concentrated in the period from January 1 through June 30 (approximately 70-75 percent). The timing of initial stocking orders and fluctuations in customer demand through the spring and summer months contribute to this pattern. In partial counterbalance to this, the Shape Plastics line has its peak selling season in the fall, resulting in higher inventories (approximately $0.5 million as reflected on the Company's September 1996 balance sheet) and sales (approximately $0.9 million for the three month period ended September 1996) for that season.


   Liquidity and Capital Resources

   On January 4, 1996, the Company entered into an agreement with an unrelated general partnership of which one of the two partners is a group of the Company's senior management, pursuant to which the general partnership commenced a tender offer for up to 3,510,000 shares of common stock of the Company at a purchase price of $6.50 per share. This tender offer was completed on February 16, 1996. The agreement also provided that the general partnership would invest additional funds through the purchase of the Company's newly authorized convertible debentures. On February 16, 1996, the general partnership invested $4.3 million through the purchase of 10% Convertible Subordinated Debentures. The debentures are convertible at the rate of one share of common stock for each $4.80 principal amount of debentures. On April 25, 1996, the partnership invested an additional $0.7 million through the purchase of additional debentures pursuant to the original agreement. The proceeds from issuance of debentures on February 16, 1996, were used to pay down approximately $1.7 million of the Company's term loan and to pay fees associated with the tender offer and issuance of the debentures. The proceeds from the issuance of debentures on April 25, 1996, was used to pay down $0.7 million of the Company's term loan.

   The Company's primary sources of working capital are cash flows from operations and borrowings under the credit agreement entered into on January 19, 1995. This credit agreement includes a revolving loan facility of $10.0 million and a term loan facility of $45.0 million. At September 30, 1996, the outstanding amounts of the revolving loan facility and the term facility were approximately $1.0 million and $33.6 million, respectively.

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

   Approximately $0.7 million of the Company's prepaid expenses (shown on the Company's September 1996 balance sheet) represents part of the purchase price paid for the assets of Shape Plastics and prepaid display and promotional credits incurred in 1996.

   Swing-N-Slide made capital expenditures totalling approximately $0.2 million in the nine months ended September 30, 1996. The Company expects that its level of total capital expenditures for existing lines of business for 1996 will be similar to 1995. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and future capacity for borrowing will be sufficient to fund current business operations as well as future capital expenditures and growth opportunities.

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


                                        Swing-N-Slide Corp.



   Date:  November 12, 1996             /s/ Richard E. Ruegger
                                        Richard E. Ruegger,
                                        Vice President-Finance
                                        and Chief Financial Officer
                                        (Duly authorized officer and
                                        Principal Financial and Accounting
                                        Officer)

                                  Exhibit Index


        Exhibit   Description

          11      Statement Re: Computation of Earnings Per Share
          27      Financial Data Schedule