Form 10-K
period 1996-12-31
SWING N SLIDE CORP
filed 1997-03-31
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                       or
                  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to

                  Commission file number 0-20450

                               SWING-N-SLIDE CORP.
             (Exact name of registrant as specified in its charter)

   Delaware                                                        36-3808989
   (State or other jurisdiction of                           (I.R.S. employer
   incorporation or organization)                      identification number)

   1212 Barberry Drive                                                  53545
   Janesville, WI                                                  (Zip code)
   (Address of principal executive offices)

   Registrant's telephone number including area code           (608) 755-4777

   Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
             Title of each class                           which registered

                  N/A                                     None

   Securities registered pursuant to Section 12(g) of the Act:

                                  Common stock,
                            par value $.01 per share
                                 Title of class

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X                            No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by nonaffiliates as of March 24, 1997 was $ 9,967,192 (excludes shares held by directors and officers of registrant). This is based on the closing price of the common stock on the AMEX - American Stock Exchange.

   At March 24, 1997, there were 7,091,405 shares of common stock outstanding.

   Part III incorporates information by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 21, 1997.

                                     PART I

   Item 1 - Business

   General

   Swing-N-Slide is the leading designer, manufacturer and marketer of do-it-yourself, wooden home playground equipment sold through home center, building supply and hardware stores. The Company's primary product lines are wooden swing set kits, wooden climbing unit kits, plastic slides and related accessories. The Company's products are sold through more than 8,000 home center, building supply and hardware stores, including substantially all Payless Cashways, Lowe's, 84 Lumber and Menards stores, and some HWI and Ace Hardware stores.

   Swing-N-Slide was incorporated in Delaware on January 10, 1992, and on January 31 of that year its wholly-owned subsidiary Newco, Inc., a Wisconsin corporation ("Newco"), incorporated on November 27, 1991, acquired substantially all of the assets and business (the "Acquisition") of a predecessor company. Swing-N-Slide and Newco are sometimes referred to herein as the "Company."

   The Company's swing set and climbing unit kits each contain a well-illustrated assembly plan, hardware, certain accessories and a bill of materials. The Company does not sell the standard-sized lumber, nails and tools required to construct its basic do-it-yourself kits. Instead, the same retailers which carry the Company's products benefit from the sale of these items, particularly lumber. The Company estimates that the sale of its swing set and climbing unit kits results in incremental sales of lumber of approximately one-half to two times the retailers' cost for the kits. Retailers typically sell the Company's kits and the required lumber for a package price. Slides and accessories are sold separately.

   The number of outlets which carry the Swing-N-Slide/R/ product line has increased from approximately 1,600 in 1989 to over 8,000 in 1996. The Company's customers currently include 17 of the top 25 home center chains in the U.S.

   On March 13, 1997, Newco acquired all of the issued and outstanding shares of capital stock of GameTime, Inc., an Alabama corporation ("GameTime"). Immediately following the acquisition on March 13, 1997, GameTime was merged into Newco. GameTime, located in Fort Payne, Alabama, was principally involved in the design, manufacture, sale and distribution of commercial (institutional) outdoor park and playground equipment, site amenities and related products. The systems are sold directly to schools, parks and municipalities by a network of independent representatives. For more information about the GameTime acquisition, see Swing-N-Slide's Current Report on Form 8-K dated March 13, 1997.

   Products and Markets

   The Company offers a broad line of wooden swing set and climbing unit kits, plastic slides and accessories for home playground use. The Company's kits contain well-illustrated instructions to simplify construction by do-it-yourself consumers. The Company's kits do not require complex cuts or special tools, and only one of its kits require cement for stability. The Company's kits are specifically designed to be assembled by the consumer, and most of its kits can be combined with each other and the Company's high density polyethylene slides. The Company estimates that its swing set kits generally can be assembled by two adults in approximately two to four hours depending on the kit. Its climbing units generally can be assembled by two adults in six to twelve hours, depending on the size of the unit.

   The following table presents the Company's estimated net sales by product lines as a percentage of the Company's total net sales for each of the periods shown:

                                           Year Ended               Year Ended               Year Ended
                                        December 31, 1994        December 31, 1995        December 31, 1996
                                         Net         Percent      Net       Percent       Net      Percent
                                        Sales        of Total    Sales     of Total      Sales     of Total
                                                         (dollar amounts in thousands)

      Swing sets......................  $ 6,884         13%     $ 6,761       15%        $ 5,842     14%
      Climbing units..................    7,962         15        4,661       10           3,332      8
      Slides..........................   18,448         36       15,497       34          13,729     33
      Accessories.....................   12,905         25       12,003       27          11,081     26
      Fabrication and other...........    5,617         11        6,155       14           7,888     19
                                         ------        ---      -------      ---         -------    ---
         Total net sales..............  $51,816        100%     $45,077      100%        $41,872    100%
                                         ======        ===      =======      ===         =======    ===


   Consumer Playground Systems

   Swing Sets:

   The swing set kits manufactured and sold by the Company include an assembly plan, swing hangers, chains and seats, rings, brackets, and hardware in an attractive box that illustrates and lists the lumber, nails and tools required to complete the kit. The Company currently sells four basic designs of swing set kits. These include the Pioneer/TM/ kit, the Scout/TM/, the Mustang/TM/, and the Competitor/TM/. The Competitor/TM/ combines a swing set and climbing unit into one activity center. All of these kits, except the Scout/TM/, can accommodate one or more of the various slides offered by the Company.

   The Company believes that the majority of its customers price the swing set kits and lumber required to complete the kits together as a complete package. The Company estimates that home center and building supply chains generally sell these kits, for between $110 and $265 with lumber, but excluding the slide. The Company believes that retailers sell comparable metal swing sets without a slide for between $70 and $90 and with a slide for between $160 and $180. The Company believes that pre-cut wooden kits which include a slide sell for approximately $450.

   Climbing Units:

   The climbing unit kits manufactured and sold by the Company consist of an assembly plan, climbing rope, climbing ladder, tarp, fasteners and assembly hardware and a bill of materials packaged in an attractive box that illustrates and lists the lumber, tools, and nails required to complete the kits. The Company currently manufactures and sells eight basic designs of climbing units. These include the Eagles Nest/R/, the Sky Fort/R/, Twin Towers/R/, which features two climbing towers that are joined by the Tower Tunnel/R/, the Jolly Roger/TM/, the Covered Wagon/R/, the Star Tower/TM/, the Playdeck/TM/ and the Sandcastle/TM/. All of the climbing unit kits can accommodate one or more of the various slides manufactured by the Company.

   The Company believes that custom climbing units which are installed by third parties generally cost more than $2,000. As with the swing set kits, the Company's customers typically advertise and sell the climbing unit kits and the lumber required to complete the kit as a package. The Company estimates that the average retail prices at home center and building supply chains for its climbing unit kits range between $250 and $950, including the lumber required to complete the kits, but excluding the slides.

   Slides:

   The Company designs and manufactures high density polyethylene slides for use on both its swing sets and climbing units. In addition, the slides are readily adaptable for use on pre-cut, do-it-yourself and custom climbing units produced by other manufacturers. The Company currently sells only its high density polyethylene Cool Wave Slides/R/, Turbo Tube Slides/R/, Side Winder Slides/R/, Twister Tube Slides and Wiggle Wave Slides/TM/. The Company's slides are available in a variety of color with yellow and teal being the most popular.

   All of the Company's climbing unit kits and most of its swing set kits are specially designed to incorporate the Cool Wave Slides/R/, Side Winder Slide/R/, Wiggle Wave Slide/TM/, Twister Tube Slide/TM/, or the Turbo Tube Slide/R/. The Company believes that its high density polyethylene slides are superior to metal slides because they are longer, come in a variety of colors, do not become as hot in the sun as metal slides and do not rust. The Company estimates that its Side Winder Slides/R/, Wiggle Wave Slide/TM/ and Cool Wave Slides/R/, which are sold with the necessary mounting hardware, are sold by home center and building supply chains at average prices ranging from $55 to $120 and its Twister Tube Slide/TM/ and Turbo Tube Slide/R/ are sold at average prices ranging from $175 to $400.

   Accessories:

   The Company sells a broad line of accessories which complement its swing set and climbing unit kits. Examples of accessories include swing seats, metal and wood swing hangers, climbing ropes, ladders, nets, merry-go-rounds and replacement tarps. Both the Company's swing set and climbing unit kits include between one and four open spots that the consumer can customize with various accessories. Therefore, a significant portion of the Company's accessories are sold in connection with the purchase of a swing set or climbing unit kit and as upgrades or replacement parts for the Company's growing base of installed kits. The Company also believes that a portion of its accessories are sold as replacement parts for wooden and metal gym sets produced by other manufacturers.

   The Company has a successful history of introducing new accessories to complement its kits. Since fiscal year 1988, the Company's accessory line has grown from eleven individual items, to over thirty items currently. The Company estimates that retail prices charged by home center and building supply chains for accessory items range from $0.60 for a swing hanger to $90 for a merry-go-round with the average retail price of an accessory in the price range of $10 to $20.

   Pre-Cut:

   The Company began selling in 1996 a line of four pre-cut incense cedar backyard playground kits. These kits include all required cut, drilled and sanded lumber, hardware, certain accessories and an easy to follow assembly plan. High density polyethylene slides are included in three of the four kits. These kits sell for between $399 and $749.

   Commercial Playground Systems

   In 1994, the Company introduced the new product category of Tuff Kids/TM/ commercial playground systems. This is a complete playground system targeted at small to medium-size applications such as day care centers, churches, campgrounds and schools. Installation options for Tuff Kids/TM/ commercial playgrounds range from do-it-yourself to full installation by a contractor. The Tuff Kids/TM/ line is sold through the same distribution channels as the Company's home playground equipment. There are five basic models of the Tuff Kids/TM/ commercial units. By using a modular approach, future expandability becomes simplified. Also, three different commercial slides as well as thirteen accessories are available to complement the Tuff Kids/TM/ line. For 1996, the Tuff Kids/TM/ swing set was introduced.

   The Company estimates that home centers and building supply chains generally sell the basic unit of the Tuff Kids/TM/ playground systems for between $2,700 and $3,000 including lumber and the largest unit of the Tuff Kids/TM/ playground system sells for between $10,000 and $12,000 including lumber.

   As mentioned below, on March 13, 1997, Newco acquired the stock and business of GameTime, a leading manufacturer of commercial playground equipment, with net sales in 1996 of $48.9 million.

   Fabrication and Other Products

   The Company manufactures several component parts for the Swing-N-Slide kits and accessories and also designs and manufactures custom fabricated metal parts for a small group of original equipment manufacturer (O.E.M.) customers primarily based in Wisconsin. Sales to six customers consume substantially all of the available production capacity not used for the manufacture of the Company's swing sets and climbing units. The Company's fabrication operations produce its EZ Frame Brace/R/ and EZ Frame Bracket/R/ and provide flexible and timely design and redesign of subcomponents and prototypes and special tooling for manufacture and use by the Company and its subcontractors. The Company's sales to O.E.M. customers enable it to cost-effectively maintain a core of full-time, highly-skilled workers despite the seasonal nature of the Company's primary business.

   In 1996, the Company also began manufacturing and selling the Shape Plastics/TM/ product line of window well covers, composters and utility tubs. The Shape Plastics/TM/ product line is sold through home center stores. The Company estimates that the window well covers sell at retail for prices ranging from $5 to $80 and the composters prices range from $49 to $99.

   Customers

   Because the Company's products are designed for the do-it-yourself consumer, and because its kits require lumber, almost all of the Company's sales are made to home center and building supply retailers such as Payless Cashways, Lowe's, 84 Lumber and Menards and hardware stores which carry lumber such as HWI and Ace Hardware Stores. The total number of retail outlets which carry the Company's Swing-N-Slide/R/ product line has increased from approximately 1,600 outlets in 1989 to 2,400 in 1990 to 4,900 in 1991 and to over 8,000 as of December 31, 1996. The Company's customers currently include 17 of the top 25 home center chains in the U.S.

   Due to the increasingly competitive nature of the home playground equipment market, approximately 300 retail outlets that carried the Company's Swing-N-Slide/R/ product line during 1994 chose to switch to a competitor for the 1995 and 1996 selling seasons. The Company expects the market for home playground equipment to remain highly competitive. Each year customer programs are negotiated for the upcoming selling season.

   One customer, Lowe's, accounted for 22 percent of net sales in 1996. Sales to another customer, Menards, were 16 percent of net sales in 1996. The Company's top five customers accounted for 60 percent of total net sales in 1996. The loss of significant customers, such as Lowe's or Menards, or a significant decline in the amount of business from such customers, could have a material adverse effect on the Company.

   Manufacture and Assembly

   All of the Company's consumer products are assembled and packaged at the Company's 132,000 square foot facility located in Janesville, Wisconsin. This plant, originally constructed in 1989 with a 44,000 square foot addition in 1990 and a 66,000 square foot addition in 1992, was designed specifically to assemble, package and warehouse the Swing-N-Slide/R/ product line. This facility and the Company's production processes are designed to promote maximum production flexibility. The plant has multiple production lines which enable the Company to produce varying quantities of products or change production runs depending on customer demand. The Company believes that its facilities will be sufficient for at least the next twenty-four months.

   The Company typically enters into annual purchase agreements with suppliers of major subcomponents such as fasteners, polyethylene, swing set chains and hooks. Annual requirements for the following calendar year are estimated during the fall and winter months, and the Company commits to purchase agreed upon amounts, plus or minus 20 percent, at agreed upon prices. These purchase agreements usually extend from January 1 to December 31. Management believes that alternate sources of supply are readily available for substantially all raw materials and components. The Company believes that it currently has an adequate supply of raw materials and components. Imports represent an insignificant portion of the Company's raw materials.

   Manufacturing of subcomponents of consumer products and products sold to O.E.M. customers is conducted in a separate building, approximately one-half block away from the Company's main facility. Equipment located in this facility cuts, welds, shapes and paints certain subcomponents of the Company's consumer products, particularly its EZ Frame Brace/R/ and EZ Frame Bracket/R/ and other steel brackets, braces, and clamps used in the swing set and climbing unit kits. The Company also cuts, shapes, welds, and paints a wide variety of customized parts for a small group of O.E.M. customers. Engineering and manufacturing support are all performed by the Company based upon specifications prepared by these O.E.M. customers. The primary raw materials used in these operations include steel and paint, both of which are in adequate supply.

   Competition

   The market for home playground equipment is highly competitive and the Company faces competition from manufacturers of metal swing sets and pre-cut and custom built wood kits. Hedstrom Corporation is a major manufacturer and marketer of metal gym sets, plastic and metal slides and accessories. Hedstrom Corporation also manufactures and sells a competing line of wooden swing set and climbing unit kits. Several other manufacturers also manufacture and market kit products which are similar to the Company's kits. The Company competes on the basis of design, a complete merchandising program, quality, timeliness of delivery, service, price, packaging and brand name recognition. The Company believes that its design capabilities, complete merchandising program and reputation for delivery enable it to compete effectively. The Company believes that its reputation as a pioneer in the market has also been an important factor in its competitiveness. Although there are no significant technological or manufacturing barriers to entry into the home playground equipment business, factors such as brand recognition, the Company's established relationships with its home center and building supply retailers and quality assurance may discourage new competitors from entering the business.

   Since assembly of the Company's kits requires lumber, retail prices of the complete kit package with lumber vary with the price of lumber which has shown volatility over the past few years. A substantial increase in lumber prices could cause the Company's products to have less market acceptance or result in significant price erosion which would have a material adverse effect on the Company's profitability. In addition, because almost all of the Company's sales are made to retailers which appeal to do-it-yourself consumers, changes in economic activity which impact these retailers may also have an impact on the Company's sales.

   Seasonality and Backlog

   The Company's sales pattern is highly seasonal and the bulk of the Company's sales take place during the spring and early summer months, the peak selling season. During fiscal years 1994, 1995 and 1996 approximately 80 percent, 74 percent and 69 percent, respectively, of the Company's net sales occurred between January 1 and June 30. The Company's backlog as of any given date is not a meaningful measure because, even during peak periods, orders are generally filled within three business days from receipt of the order.

   Typically, indebtedness under the Company's revolving credit facility increases during the first quarter, primarily as a result of increased working capital needs to meet the seasonal increase in production. The Company offers a first order dating program to its major customers which results in March and April being the peak months for borrowing. Payments for initial orders placed between January 1 and March 31 are typically due during April.

   Trade Names and Trademarks

   The Company uses numerous trademarks and trade names in its business. While the Company believes that the products and services underlying such trade names and trademarks are of importance to the Company and that such trademarks and trade names as a whole are of material importance to the Company's business in which they are used, none, besides Swing-N-Slide/R/, individually is material to the Company's business.

   Regulation

   The Company's products are designed and tested to meet the safety guidelines of the American Society for Testing and Materials (ASTM) for home playground equipment. The Company utilizes third-party testing agencies as well as conducting in-house testing to ensure that they comply with the ASTM guidelines. These test results kept on file by the Company.

   The Company is subject to the environmental laws and regulations of the United States and the State of Wisconsin as well as local ordinances. The Company has established procedures for maintaining environmental law compliance, including procedures for the disposal of limited quantities of hazardous waste, with United States Environmental Protection Agency ("EPA") licensed haulers and recyclers. The Company also incurs on-going costs in monitoring compliance with environmental laws and in connection with disposal of waste materials. Environmental laws imposed by the EPA and state officials nationwide are becoming more stringent and may result in higher costs for the Company and its competitors. Costs for environmental compliance and waste disposal have not been material to the Company in the past.

   In general, the Company has not experienced difficulty complying with governmental regulations, and compliance has not had a material effect on the Company's business.

   Employees

   At December 31, 1996, the Company had 214 full-time employees consisting of four sales and marketing employees, 50 in administration and 160 engaged in manufacturing and assembling. During peak production seasons, such as March, the Company hires approximately 90 additional temporary employees for manufacture and assembly. None of the full-time or temporary employees are represented by a union. The Company has never suffered a work stoppage or slowdown.

   GameTime, Inc.

   On March 13, 1997, Newco acquired all the issued and outstanding shares of capital stock of GameTime. Immediately following the acquisition, GameTime was merged into Newco. Except as otherwise specifically noted, this 1996 Annual Report on Form 10-K for Swing-N-Slide does not incorporate the GameTime acquisition or GameTime's business and financial information. Following is a brief, supplemental discussion of the business of GameTime. For more information on GameTime and the GameTime acquisition, see Swing-N-Slide's Current Report on Form 8-K dated March 13, 1997.

   GameTime was a leading manufacturer of commercial (institutional) outdoor park and playground equipment in the United States. For the year ended December 31, 1996, GameTime had net sales of approximately $48.9 million. GameTime's primary product offerings consist of plastic and metal playground systems which are custom manufactured using pre-designed components. GameTime supplies customized playground systems to city and county governments; nursery, elementary and middle schools; and building contractors. GameTime's products contain many proprietary components, such as MegaLoc/R/, a clamp designed to maximize strength and to minimize injury due to installation error, and MetalFlake/TM/, a plastic which contains metal components.

   GameTime is one of four major manufacturers of commercial playground equipment. Its largest three competitors are Miracle Recreation Equipment Co., Landscape Structures, Inc., and Little Tikes Commercial Play Systems, Inc., a unit of Rubbermaid, Inc. GameTime competes on the basis of product design, price, safety representative design systems, and unique product characteristics.

   Nearly all of GameTime's sales are conducted through a network of independent sales representatives. GameTime's sales representatives have access to CAD/CAM software which allows the customer to design in color and price a 3 dimensional playground system on-site. GameTime's sales are subject to mild seasonality, with revenues peaking between June and August and reaching lows in January and February.

   GameTime owned a 206,000 square foot manufacturing facility, a 25,000 square foot rotational molding testing facility, and approximately 10,000 square feet of office and ancillary space. All of these facilities are located on a 78-acre parcel of land in Fort Payne, Alabama which was owned by GameTime. The foregoing property is now owned by the Company, and is subject to a mortgage securing the Company's indebtedness to its senior lenders. In addition, GameTime, and now the Company, leases a 3.5 acre parcel of land in Crystal Springs, Georgia on which a wood-processing facility is located.

   As of November 14, 1996, GameTime had 313 full time employees, of which 48 were salaried and 265 were hourly. GameTime also employed up to 60 temporary workers on a seasonal basis. The Company has retained substantially all of GameTime's employees.

   Item 2 - Properties

   The Company's manufacturing and distribution facilities and corporate offices are located in Janesville, Wisconsin. The facilities consist of an approximately 132,000 square foot building and a 30,000 square foot building on approximately twenty-six acres. All land and facilities are owned by the Company. Substantially all the Company's owned real property is mortgaged to its senior lenders.

   The Company has a non-cancelable operating lease of an approximately 92,000 square foot building through 2002 to provide additional warehouse space. In addition, the Company leases approximately 25,000 square feet of warehouse space pursuant to a year-to-year lease (commencing March 1, 1997), and leases approximately 20,000 square feet of warehouse space pursuant to a month-to-month lease. These facilities are located in Janesville, Wisconsin, and are expected to provide sufficient storage space for an adequate supply of the Company's products to meet demand.

   For information on the property acquired in the GameTime acquisition, see
   Item 1 above.

   Item 3 - Legal Proceedings

   Swing-N-Slide has been named as a defendant in a class action pending in the Court of Chancery of the State of Delaware, New Castle County entitled Robert Barbieri v. Swing-N-Slide Corp., Thomas R. Baer, Richard G. Mueller, Andrew W. Code, James M. Dodson, Peter M. Gotsch, Terence S. Malone, Henry B. Pearsall and Brian P. Simmons, GreenGrass Holdings and GreenGrass Management, LLC, Case No. 14239, filed April 14, 1995. The complaint alleges that Swing-N-Slide's purchase of 3.6 million of outstanding shares of common stock, which was completed in January 1995, was the result of a deceptive and manipulative plan on the part of the individual defendants to enrich themselves, and further challenges on similar grounds the February, 1996, purchase by Swing-N-Slide's majority shareholder, GreenGrass Holdings, of approximately 3.6 million shares of Swing-N-Slide's common stock and other securities pursuant to a tender offer. The plaintiffs were granted certification of the two classes of stockholders consisting of all stockholders other than the defendants at November 14, 1994, or at March 15, 1995. The relief sought includes the imposition of a constructive trust on all proceeds of the repurchase received by the defendants as well as various non-monetary forms of relief. The parties have conducted discovery. The Company believes it has substantial defenses to all the claims and that resolution of the claims should not have any material adverse effect on the financial condition or results of operations of the Company.

   There is also a case pending in Rock County, Wisconsin Circuit Court entitled Sirota v. Swing-N-Slide Corp., Case No. 95-CV-726, filed November 17, 1995. This is a derivative action by Sirota on behalf of himself and Swing-N-Slide against directors Thomas R. Baer, Richard G. Mueller, Andrew
   W. Code, James D. Dodson, Peter M. Gotsch, Terence M. Malone, Henry B. Pearsall and Brian P. Simmons, as well as Newco, Inc. and CHS. The complaint raises allegations similar to those in the Barbieri action, to wit, that the defendants breached their fiduciary duties to the stockholders and Swing-N-Slide as a result of the self-tender offer in November 1994, but alleges that the breaches damaged Swing-N-Slide, as a whole, as opposed to individual stockholders. On January 17, 1997, the parties tentatively agreed to a settlement which is subject to court approval. The Company does not believe the results of the suit or settlement will have a material adverse effect on the financial condition or results of operations of the Company.

   Due to the nature of its business, the Company, at any particular time, is subject to a number of product liability claims for personal injuries allegedly relating to its products. The Company has to date been successful in defending or settling such claims. Thus far, no such claims have resulted in any material payments on account of defending or settling such claims. The Company's products are designed to meet applicable ASTM guidelines. However, sales of the Company's products have increased and several of the Company's products are new and, therefore, the claims experience with such products cannot be predicted. Because of the foregoing factors, there can be no assurance that the Company will not be subject to material liabilities on account of product liability claims in the future.

   The Company currently maintains an occurrence based product liability insurance policy with coverage of up to $2.0 million per occurrence and in the aggregate with a deductible of $50,000 per occurrence. In addition, the Company maintains an additional $50.0 million per occurrence and in the aggregate of excess occurrence based coverage for product liability claims with a deductible of $10,000 per occurrence.

   In addition to product liability proceedings, the Company has, from time to time, become a party to other claims and lawsuits in the ordinary course of business. The Company believes that such claims and lawsuits to which the Company is currently a party will not have a material adverse effect on the financial condition or results of operations of the Company.

   Item 4 - Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1996.

                                     Part II


   Item 5 - Market for the Registrant's Common Equity and
        Related Stockholder Matters

   Common Stock Prices and Dividends

   Swing-N-Slide's stock has been traded on the American Stock Exchange
   (AMEX) since August 10, 1995, under the symbol "SWG". From July 6, 1995 to August 9, 1995, the stock was traded on the over-the-counter market and prior to July 6, 1995, the stock was traded on The Nasdaq Stock Market. Set forth below for the calendar quarters indicated are the high and low bid information and closing prices, as applicable.


                               1995                      1996
                            HIGH     LOW          HIGH         LOW
    1st Quarter.......... 8-7/8       3-3/4       5-9/16       3-1/2
    2nd Quarter.......... 5-1/4       3-1/4       4-1/8        3-7/16
    3rd Quarter.......... 4-13/16     3-5/8       3-1/2        2-1/2
    4th Quarter.......... 4-15/16     3-1/2       3-3/8        2-5/8


   As of March 24, 1997, there were 68 record holders and approximately 1,000 beneficial owners of Swing-N-Slide's common stock.

   There have been no dividends paid to stockholders since the inception of Swing-N-Slide in January, 1992. Under the terms of the current credit agreements, Swing-N-Slide and Newco are generally prohibited from paying dividends to stockholders.

   Options to purchase 5,000 shares of Common Stock of the Company at an exercise price of $4.00 per share were granted to 4 directors on April 26, 1996. Section 4(2) of the Securities Act of 1933, as amended, was relied upon for exemption from registration with respect to such option grants based upon the fact that they were made to officers and directors in a non-public offering.

   For additional information relating to sales of unregistered securities, see "Liquidity and Capital Resources" above. Section 4(2) of the Securities Act of 1933, as amended, was relied upon for exemption from registration with respect to such sales based upon the fact that they were made to institutional investors in a non-public offering.

   Item 6 - Selected Financial Data

                                          Predecessor(1)                                         Company
                                                Year Ended                Year Ended     Year Ended     Year Ended    Year Ended
                                             December 31, 1992           December 31,   December 31,   December 31,  December 31,
                                      To Jan. 31,       From Feb. 1,         1993           1994           1995          1996
                                                                          (in thousands, except per share amounts)
   Statement of operations data:

   Net sales.........................  $ 3,951            $42,345          $51,074       $51,816        $45,077         $41,872
   Gross profit......................    2,229             22,058           26,769        25,500         21,902          20,544
   Operating income..................    1,405             11,038           13,786         7,909         11,131           9,618
   Income before income taxes
    and extraordinary item...........    1,391              3,942           12,569         7,378          6,727           3,050
   Extraordinary item (net
    of tax benefit)                          -              (922)                -             -              -               -
   Net income .......................    1,391              1,274            7,962         4,591          4,127           1,570
   Pro forma income taxes
    (2)..............................      545                  -                -             -              -               -
   Pro forma net income (2)..........      846                  -                -             -              -               -

   Per common share:

   Income before extraordinary
    item.............................                    $   0.28           $ 0.83        $ 0.48         $ 0.67           $0.26
   Extraordinary item................                       (0.12)               -             -              -               -
   Net income........................                        0.16             0.83          0.48           0.67            0.26

   Balance sheet data (at
    period end):

   Working capital(deficit)..........  $ ( 277)           $ 2,332         $(4,783)        $2,178         $  (81)        $(1,525)
   Total assets......................    46,548            46,679           44,330        47,610         44,585          46,264
   Total debt(3).....................   45,745             19,720            9,909         7,588         41,738          41,498
   Total stockholders' equity
    (deficit)(4).....................   (3,627)            22,872           30,834        35,425           (796)            789


   (1)       Swing-N-Slide was formed in January 1992 and acquired substantially all of the assets and business of a  predecessor company on January 31, 1992.

   (2)       The predecessor company elected to be treated as an S Corporation for income tax purposes and accordingly did not pay federal or state income taxes. The pro forma information has been computed as if the predecessor company were subject to federal and state income taxes for such periods, based on the tax laws in effect during the respective periods.

   (3)       Includes revolving loan and current and long-term portions of debt and capital leases.

   (4)       Net of historical stockholder distributions for the predecessor company.




   Item 7- Management's Discussion and Analysis of Financial
           Condition and Results of Operations

   The following is a comparison of the results of operations of the Company for the year ended December 31, 1996, with the results of operations for the year ended December 31, 1995, and of the results of operations for the year ended December 31, 1995, with the results of operations for the year ended December 31, 1994.

   Results of Operations:

   The following table shows, for the periods indicated, information derived from the consolidated statements of income of the Company expressed as a percentage of net sales for such period.

                                        As a Percentage of Net Sales
                                  Year ended      Year ended      Year ended
                                  December 31,    December 31,    December 31,
                                      1994            1995            1996

   Net sales                          100.0%          100.0%          100.0%
   Cost of goods sold                  50.8            51.4            50.9
                                       ----            ----            ----
   Gross profit                        49.2            48.6            49.1
   Operating expenses:
     Selling                           13.9            11.8            11.9
     General and administrative         9.1             9.8            11.3
     Amortization of intangible
       assets                          10.9             2.3             2.9
                                       ----            ----            ----
             Total operating
                expenses               33.9            23.9            26.1
                                       ----            ----            ----
   Operating income                    15.3            24.7            23.0

   Income before income taxes          14.2            14.9             7.3



   Year ended December 31, 1996, compared to the year ended December 31, 1995.

   Net Sales. Net sales decreased by $3.2 million, or 7.1 percent, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Sales of the core product line (swing sets, slides, accessories and climbing units) were down 12.7 percent for the year ended December 31, 1996 as compared to the same period a year ago. The sales decline is primarily attributable to the continued trend of retailers carrying less inventory, industry consolidation and competition in the market.

   Gross Profit. Gross profit decreased $1.4 million, or 6.2 percent, but increased as a percentage of net sales to 49.1 percent for the year ended December 31, 1996, as compared to 48.6 percent for the year ended December 31, 1995. The primary reasons for the increase in gross profit margin were lower high density polyethylene costs and improved manufacturing efficiencies which more than offset the negative impact of the allocation of fixed overhead costs to lower sales volume.

   Selling Expenses. Selling and marketing expenses decreased $0.3 million, or 5.8 percent, but increased slightly as a percentage of net sales to
   11.9 percent for the year ended December 31, 1996, as compared to 11.8 percent for the same period a year ago. The dollar decrease is mainly due to a decrease in commission expense ($0.2 million) and a decrease in display building costs ($0.1 million).

   General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 6.7 percent, and increased as a percentage of net sales to 11.3 percent for the year ended December 31, 1996 as compared to 9.8 percent for the year ended December 31, 1995. The primary reason for the dollar increase is the payment of a management consulting services fee ($0.3 million) to certain members of GreenGrass Capital LLC in 1996 pursuant to an annual management agreement the Company entered into in 1996.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other intangibles was $1.2 million for the year ended December 31, 1996 as compared to $1.1 million for the same period in 1995. Additional amortization resulted from the financing fees associated with the issuance of 10% Convertible Subordinated Debentures in 1996. For 1997, the Company will have additional amortization of the goodwill and financing fees resulting from the March 13, 1997, GameTime acquisition.

   Other Expenses and Income. Interest expense decreased $0.4 million to $3.9 million for the year ended December 31, 1996, as compared to 1995. This decrease is primarily due to the pay down of $5.0 million on the Company's term note in 1995 and the pay down of $6.5 million of the Company's term note in the first two quarters of 1996 ($0.8 million). However, this decrease was partially offset by the interest on the 10% Convertible Subordinated Debentures that were issued in 1996 ($0.4 million).

   Other expenses increased from $92,000 to $2.6 million for the year ended December 31, 1996. Included in other expenses are the fees and expenses paid by the Company related to the tender offer by GreenGrass Holdings on February 16, 1996 ($2.6 million). See "Liquidity and Capital Resources" below.

   Income Taxes. Income taxes for the year ended December 31, 1996, were at an effective rate of 48.5 percent. This differs from the effective rate of
   38.7 percent in 1995 because certain costs related to the tender offer completed on February 16, 1996 are not deductible for tax purposes.

   Year ended December 31, 1995, compared to the year ended December 31, 1994.

   Net Sales. Net sales decreased by $6.7 million, or 13.0 percent, for the year ended December 31, 1995, as compared to the year ended December 31, 1994. Sales of the core product line (swing set, slides, accessories and climbing units) were down 15.8 percent for the twelve months ended December 31, 1995, compared to the same period in 1994. Competitive pricing on the Cool Wave Slide, the loss of 300 retail outlets to competition and retailers' increased focus on controlling inventory levels all contributed to the sales decrease.

   Gross Profit. Gross profit decreased $3.6 million, or 14.1 percent, and decreased as a percentage of net sales to 48.6 percent for the year ended December 31, 1995, as compared to 49.2 percent for the same period in 1994. The primary reasons for the decrease in gross profit were higher high density polyethylene costs, reduced slide pricing, an increase in the percentage of custom metal fabrication sales which carry a lower margin than the core product lines, and the impact of the allocation of fixed overhead costs to lower sales volume. These negative factors were partially offset by changes implemented in 1995 which reduced indirect labor costs and improved manufacturing efficiencies.

   Selling Expenses. Selling and marketing expenses decreased $1.9 million, or 26.5 percent, and decreased as a percentage of net sales to 11.8 percent for the year ended December 31, 1995 as compared to 13.9 percent in 1994. This decrease is primarily due to a reduction in advertising and promotion costs ($1.5 million) and a decrease in commission expense ($0.4 million).

   General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 7.0 percent, but increased as a percentage of net sales to 9.8 percent for the year ended December 31, 1995, as compared to 9.1 percent for the same period in 1994. The dollar decrease is mainly due to a decrease in worker's compensation costs ($0.1 million) and a decrease in the costs related to being a publicly-held company ($0.1 million).

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other intangibles was $1.1 million in the year ended December 31, 1995, as compared to $5.6 million for the same period in 1994. In the fourth quarter of 1994, the remaining net book value of the noncompetition agreements were written off. In 1994, amortization costs included $4.9 million related to the non competition agreements.

   Other Expenses and Income. Interest expense increased $3.8 million to $4.3 million for the year ended December 31, 1995, as compared to 1994. This increase is due to the interest on the debt that was incurred in connection with the Company's purchase of 3.6 million shares of its common stock at a price of $11.00 per share on January 19, 1995.


   Liquidity and Capital Resources:

   On January 4, 1996, the Company entered into an agreement with GreenGrass Holdings, a Delaware general partnership ("GreenGrass Holdings"), of which one of the partners is a group of the Company's senior management, pursuant to which GreenGrass Holdings commenced a tender offer for up to 3,510,000 shares of common stock of the Company at a purchase price of $6.50 per share. This tender offer was completed on February 16, 1996. The agreement also provided that GreenGrass Holdings would invest additional funds through the purchase of the Company's newly authorized convertible debentures. On February 16, 1996, GreenGrass Holdings invested $4.3 million through the purchase of 10 percent Convertible Subordinated Debentures. The debentures are convertible at the rate of one share of common stock for each $4.80 principal amount of debentures. On April 25, 1996, GreenGrass Holdings invested an additional $0.7 million through the purchase of additional debentures pursuant to the original agreement. The proceeds from issuance of debentures on February 16, 1996, were used to pay down approximately $1.7 million of the Company's term loan and to pay fees associated with the tender offer and issuance of the debentures. The proceeds from the issuance of debentures on April 25, 1996, were used to pay down $0.7 million of the Company's term loan.

   The Company's primary sources of working capital for 1996 were cash flows from operations and borrowings under the credit agreement entered into on January 19, 1995. Borrowings under the revolving loan facility were limited to specified percentages of inventories, and accounts receivable, not to exceed $10.0 million. Under such credit agreement, interest on borrowings was payable quarterly, at either (i) the greater of 1.5 percent over the bank's prime rate or 2.0 percent over the federal funds rate, or
   (ii) 2.75 percent over the LIBOR rate, at the Company's option. The Company was subject to an annual commitment fee of 0.5 percent of the daily unused portion of the commitment. The borrowings under the credit agreement were secured by substantially all of the assets of the Company. The Company was subject to certain restrictive covenants which included, among other things, restrictions on the payments of dividends or issuance of capital stock and a limitation on additional indebtedness. As discussed in more detail below, the Company refinanced this indebtedness effective March 13, 1997.

   Accounts receivable increased $1.1 million in 1996 from the prior year to $5.6 million. This increase was due to increased sales of $1.5 million in the last quarter of 1996 as compared to that same time period in 1995.

   The Company made capital expenditures totalling approximately $0.4 million for the year ended December 31, 1996. The Company expects that its level of total capital expenditures for existing lines of business for 1997 will be similar to 1996.

   As previously mentioned, on March 13, 1997, Newco acquired all of the issued and outstanding shares of capital stock of GameTime for $27.0 million and the assumption of GameTime indebtedness of approximately $13.4 million. Immediately following the acquisition, GameTime was merged with and into Newco. To provide financing for this acquisition, to refinance certain indebtedness of Swing-N-Slide, Newco and GameTime, and to provide funds for working capital purposes, Swing-N-Slide and Newco entered into certain definitive agreements referenced below.

   On March 13, 1997, a group of banks led by Fleet National Bank provided Newco with a $69.5 million senior secured credit facility. The facility consists of (a) a $20.0 million revolving credit facility (of which $12.7 million was drawn on March 13, 1997); (b) a $45.0 million Term Loan A facility; and (c) a $4.5 million Term Loan B facility. The entire facility is guaranteed by Swing-N-Slide, and secured by a first priority mortgage or security interest in all of Newco's tangible and intangible assets, as well as a pledge of 100% of the outstanding shares of Newco common stock. In addition, Newco is subject to certain restrictive covenants which include, among other things, restrictions on the payment of dividends or issuance of capital stock and a limitation on additional indebtedness.

   Borrowings under the revolving loan facility are limited to specified percentages of inventories and accounts receivable, not to exceed $20.0 million. The interest rate on the revolving credit facility is either (i) .75 to 1.50% over the prime rate, or (ii) 2.00 to 2.75% over LIBOR, with the precise rate depending upon Newco's debt-to-cash flow ratio. The revolving credit facility matures on March 13, 2003. Up to $1.0 million of the revolving credit facility is available for the issuance of letters of credit.

   The Term Loan A facility bears interest at the same rates as the revolving credit facility. The principal portion of the Term Loan A facility must be repaid quarterly beginning June 30, 1997, in amounts of between $500,000 and $2.9 million, with the final quarterly installment due December 31, 2002. Newco is also required to make annual prepayments on the Term Loan A facility of between 50% and 75% of its excess cash flow.

   The Term Loan B facility bears interest at either 2% over the prime rate or 3.25% over LIBOR. The Term Loan B facility matures June 30, 2003, but must be prepaid quarterly beginning June 30, 1997, in amounts of between $16,667 and $33,334.

   On March 13, 1997, Swing-N-Slide and Newco entered into Securities Purchase Agreements with Massachusetts Mutual Life Insurance Company and certain of its affiliates, pursuant to which Swing-N-Slide sold warrants (the "MassMutual Warrants") evidencing rights to purchase an aggregate of 592,177 shares of its Class A Common Stock (subject to adjustment), and Newco sold its 12% Senior Subordinated Notes due March 13, 2005 (the "MassMutual Notes"), in the aggregate principal amount of $12,500,000. The MassMutual Warrants are exercisable at any time during the period commencing March 13, 1997, and terminating on the later of March 13, 2003, or the date upon which all of the MassMutual Notes have been paid in full, at an exercise price of $.001 per share (subject to adjustment).

   On March 13, 1997, Swing-N-Slide entered into an Investment Agreement with GreenGrass Holdings pursuant to which Swing-N-Slide sold to GreenGrass Holdings 1,087,405 shares of its Common Stock for an aggregate purchase price of $5,000,000, or a per share purchase price of $4.5981 (subject to adjustment), and sold its Junior Subordinated Bridge Note in the principal amount of $2,500,000, due not later than December 31, 1997 (subject to prepayment), bearing interest at a rate of 13.5% per annum, to be paid by the issuance of shares of Swing-N-Slide's Common Stock and accompanied by ten-year warrants to purchase 50,000 shares of such stock, at a per share purchase price of $4.5981 (subject to adjustment).

   For further information regarding the financing transactions entered into by Swing-N-Slide and Newco on March 13, 1997, refer to Swing-N-Slide's Current Report on Form 8-K dated March 13, 1997.



   Item 8 - Financial Statements and Supplementary Data

   Index to Financial Statements:

        Swing-N-Slide Corp.:

        Report of Independent Auditors
        Consolidated Balance Sheet at December 31, 1995
        and 1996

        For the years ended December 31, 1994, 1995 and 1996:
        - Consolidated Statement of Income
        - Consolidated Statement of Stockholders' Equity
        - Consolidated Statement of Cash Flows

        Notes to Consolidated Financial Statements

   Report of Ernst & Young LLP, Independent Auditors

   Board of Directors and Stockholders
   Swing-N-Slide Corp.

   We have audited the accompanying consolidated balance sheets of Swing-N-Slide Corp. (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




   Milwaukee, Wisconsin
   January 30, 1997                                         ERNST & YOUNG LLP

                               Swing-N-Slide Corp.

                           Consolidated Balance Sheets

                                                    December 31
                                                1995            1996
                                                   (In Thousands)
   Assets
   Current assets:
    Cash                                      $     7         $     1
    Accounts receivable, less allowance
      for doubtful accounts of $91 and $98      4,569           5,637
    Other receivables                             165             550
    Inventories                                 6,405           7,235
    Prepaid expenses                              967           1,654
    Deferred income taxes                          50              -
                                              -------         -------
   Total current assets                        12,163          15,077

   Property, plant and equipment, net           6,302           5,524
   Deferred financing costs, net of
    accumulated amortization of $425 and
    $914                                        1,504           2,478
   Patent cost, net of accumulated
    amortization of $136 and $253               1,264           1,147
   Deferred income taxes                        1,030             560
   Goodwill, net of accumulated
    amortization of $2,429 and $3,048          22,322          21,478
                                               ------          ------
                                              $44,585         $46,264
                                               ======          ======

   Liabilities and stockholders' equity
    (deficit)
   Current liabilities:
    Revolving loan                             $1,700          $5,625
    Accounts payable                            2,252           2,711
    Accrued income taxes                           49               1
    Accrued expenses                            1,342           1,155
    Deferred income taxes                           -             110
    Current portion of long-term debt           6,901           7,000
                                               ------          ------
   Total current liabilities                   12,244          16,602

   Long-term debt, net of current portion      33,137          23,550
   Convertible subordinated debentures
     payable to stockholder                         -           5,323

   Commitments and contingent liability
    (Notes 3 and 9)

   Stockholders' equity (deficit):
    Preferred stock, $.01 par value,
      5,000,000 shares authorized, no
      shares issued or outstanding                  -               -
    Common stock, $.01 par value,
      25,000,000 shares authorized,
      9,600,000 and 9,604,000 shares issued        96              96
    Class B common stock, $.01 par
     value, 1,750,000 shares authorized,
     no shares issued or outstanding                -               -
    Additional paid-in capital                 27,631          27,646
    Excess purchase price over predecessor
      basis                                    (5,627)         (5,627)
    Retained earnings                          17,452          19,022
    Cost of 3,600,000 shares of common
      stock in treasury                       (40,348)        (40,348)
                                               ------          ------
   Total stockholders' equity (deficit)          (796)            789
                                               ------          ------
                                              $44,585         $46,264
                                               ======          ======

   See accompanying notes.

                               Swing-N-Slide Corp.

                        Consolidated Statements of Income

                                          Year ended December 31
                                    1994         1995           1996
                                      (In Thousands, Except Per Share
                                                   Data)

   Net sales                      $51,816       $45,077       $41,872
   Cost of goods sold              26,316        23,175        21,328
                                  -------       -------       -------
   Gross profit                    25,500        21,902        20,544

   Operating expenses:
    Selling                         7,207         5,296         4,991
    General and
      administrative                4,750         4,416         4,710
    Amortization of
      intangible assets             5,634         1,059         1,225
                                  -------       -------       -------
                                   17,591        10,771        10,926
                                  -------       -------       -------
   Operating income                 7,909        11,131         9,618

   Other expense:
    Interest expense                  529         4,312         3,931
    Other, net                          2            92         2,637
                                  -------       -------       -------
   Total other expense                531         4,404         6,568
                                  -------       -------       -------
   Income before income taxes       7,378         6,727         3,050

   Provision (credit) for
     income taxes:
    Current                         3,857         1,745           625
    Deferred                       (1,295)          630           630
    Benefit applied to reduce
       goodwill                       225           225           225
                                  -------       -------       -------
                                    2,787         2,600         1,480
                                  -------       -------       -------
   Net income                      $4,591        $4,127        $1,570
                                  =======       =======       =======
   Net income per share              $.48          $.67          $.26
                                  =======       =======       =======

   Weighted average number of
    common shares outstanding       9,600         6,178         6,004



   See accompanying notes.

                               Swing-N-Slide Corp.

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                        Excess Purchase
                                             Additional   Price Over
                                   Common      Paid-In    Predecessor    Retained      Treasury
                                    Stock     Capital        Basis       Earnings       Stock          Total
                                                   (In Thousands)

   Balance at December 31, 1993       $96     $27,631        $(5,627)    $  8,734       $      -       $ 30,834
                                        -
    Net income                                      -              -        4,591              -          4,591
                                   ------     -------        -------      -------        -------        -------
   Balance at December 31, 1994        96      27,631         (5,627)      13,325              -         35,425
    Purchase of common stock for
      treasury                          -           -              -            -        (40,348)       (40,348)
                                        -
    Net income                                      -              -        4,127              -          4,127
                                  -------    --------       --------     --------      ---------        -------
   Balance at December 31, 1995        96      27,631         (5,627)      17,452        (40,348)          (796)
    Exercise of stock options           -          15              -            -              -             15
                                        -           -              -        1,570              -          1,570
    Net income
                                  -------    --------       --------     --------      ---------        -------
   Balance at December 31, 1996       $96     $27,646        $(5,627)     $19,022       $(40,348)      $    789
                                  =======    ========       ========     ========      =========        =======


   See accompanying notes.

                               Swing-N-Slide Corp.

                      Consolidated Statements of Cash Flows

                                            Year ended December 31
                                          1994       1995       1996
                                                 (In Thousands)
   Operating activities
   Net income                           $4,591       $4,127       $1,570
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Deferred income taxes             (1,295)         630          630
      Benefit applied to reduce
       goodwill                            225          225          225
      Depreciation                       1,134        1,279        1,219
      Amortization                       5,634        1,059        1,225
      Interest converted to convertible
       subordinated debentures               -            -          323
      Other                                  7           29            7
      Changes in operating assets and
       liabilities:
       Accounts receivable              (1,461)         (87)      (1,068)
       Other receivables                    36           45         (385)
       Refundable income taxes            (356)         564            -
       Inventories                      (3,468)       1,853         (830)
       Prepaid expenses                   (489)        (258)        (687)
       Accounts payable                    744         (623)         459
       Accrued income taxes                  -           49          (48)
       Accrued expenses                    266         (380)        (187)
                                        ------      -------      -------
   Net cash provided by operating
     activities                          5,568        8,512        2,453

   Investing activities
   Purchase of property, plant and
     equipment                          (1,591)        (669)        (448)
   Purchase of patent                   (1,400)           -            -
   Other                                  (155)           -            -
                                        ------      -------       ------
   Net cash used in investing
     activities                         (3,146)        (669)        (448)

   Financing activities
   Net change in revolving loan          2,800       (5,750)       3,925
   Issuance of long-term debt                -       45,000            -
   Payments of long-term debt           (5,121)      (5,100)      (9,488)
   Issuance of convertible
     subordinated debentures                 -            -        5,000
   Debt issuance costs incurred           (100)      (1,645)      (1,463)
   Proceeds from exercise of stock
     options                                 -            -           15
   Purchase of treasury stock                -      (40,348)           -
                                        ------       ------      -------
   Net cash used in financing
     activities                         (2,421)      (7,843)      (2,011)
                                        ------       ------      -------
   Net increase (decrease) in cash           1            -           (6)
   Cash at beginning of year                 6            7            7
                                        ------       ------      -------
   Cash at end of year                 $     7      $     7     $      1
                                        ======       ======      =======
   Supplemental disclosure of cash
     flows information -
    Cash paid during the year for:
      Interest                            $529       $4,313       $3,513
      Income taxes, net of refunds
         received                        4,214        1,132          661


   See accompanying notes.

                               Swing-N-Slide Corp.

                   Notes to Consolidated Financial Statements

                                December 31, 1996

   1. Significant Accounting Policies

   Consolidation

   Swing-N-Slide Corp.'s (the Company) consolidated financial statements include the accounts of Swing-N-Slide Corp. and its wholly owned subsidiary, Newco, Inc. (Newco).

   Nature of Business

   The Company operates in one business segment of designing and manufacturing outdoor playground equipment for the consumer market. Its primary product lines, kits for wooden swing sets and climbing units, plastic slides and related accessories, are sold nationwide through home improvement retail centers. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

   Revenue Recognition

   Revenue is recognized when product is shipped to customers.

   Inventories

   Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

   Property, Plant and Equipment

   Additions to property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes and under accelerated methods for income tax purposes.

   Deferred Financing Costs

   Costs incurred to obtain long-term financing are amortized on a straight-line basis over the term of the related debt.

   Goodwill

   The excess of the cost of acquisition over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 40 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the Company over the remaining amortization period, the Company would reduce the carrying value of the goodwill by the estimated shortfall of cash flows.

   Income Taxes

   Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

   Net Income Per Share

   Net income per share is computed by dividing net income by the weighted average number of common shares outstanding. The dilutive effect of shares issuable under stock compensation plans is not significant. For 1996, the conversion of the convertible subordinated debentures would have been antidilutive.

   2. Balance Sheet Detail

   Inventories consist of the following:

                                                     December 31
                                                  1995        1996
                                                   (In Thousands)

        Finished goods and work in process       $2,137       $3,109
        Raw materials                             4,268        4,126
                                                 ------       ------
                                                 $6,405       $7,235
                                                 ======       ======


   Property, plant and equipment consist of the following:

                                                       December 31
                                                   1995          1996

        Land                                    $   253      $    253
        Buildings                                 3,117         3,122
        Shop equipment                            5,726         6,175
        Office equipment                            623           654
        Vehicles                                      2             2
                                                  -----        ------
                                                  9,721        10,206
        Less accumulated depreciation             3,599         4,814
                                                  -----        ------
                                                  6,122         5,392
        Construction in progress                    180           132
                                                 ------       -------
                                                 $6,302       $ 5,524
                                                 ======       =======

   3. Revolving Loan, Long-Term Debt, Convertible Subordinated Debentures and Lease Commitments

   Long-term debt and convertible subordinated debentures consist of the following:

                                                      December 31
                                                   1995         1996
                                                    (In Thousands)

     Term loan                                   $40,000       $30,550
     10 % convertible subordinated debentures
       payable to stockholder                          -         5,323
     Other                                            38             -
                                                  ------        ------
     Total long-term debt                         40,038        35,873
     Less amounts due within one year              6,901         7,000
                                                  ------        ------
                                                 $33,137       $28,873
                                                  ======        ======


   On January 19, 1995, in connection with the purchase of shares of common stock, the Company's operating subsidiary, Newco, entered into a credit agreement (Credit Agreement) covering a revolving loan facility and term loan facility, whereby Newco may borrow up to an aggregate of $10,000,000 and $45,000,000, respectively. The revolving loan facility is effective until January 19, 2001. Borrowings under the term loan facility are due in twelve semiannual amounts through December 31, 2000. In addition, mandatory prepayments are required based on excess cash flow, as defined, and proceeds from sales of equity, sales of assets, or issuance of debt. Voluntary prepayments are permitted at any time without penalty.

   Borrowings under the revolving loan facility are limited to specified percentages of inventories and accounts receivable, not to exceed $10,000,000. Under the Credit Agreement, interest on borrowings is payable quarterly at LIBOR plus 2.75% or the greater of the bank's prime rate (8.25% at December 31, 1996) plus 1.5% or the federal funds rate plus 2.0%, at the Company's option. The Company is subject to an annual commitment fee of 0.5% of the daily unused portion of the commitment.

   The borrowings under the Credit Agreement are secured by substantially all assets of Newco. The Company is subject to certain restrictive covenants which include, among other things, restrictions on the payment of dividends or issuance of capital stock and a limitation on additional indebtedness.

   The weighted average interest rate on the revolving loan facility at December 31, 1995 and 1996, is 10.0% and 9.5%, respectively.

   On January 4, 1996, the Company entered into an agreement with GreenGrass Holdings, an unrelated general partnership of which one of the general partners is a group of the Company's senior management, pursuant to which the general partnership commenced a tender offer for up to 3,510,000 shares of common stock of the Company at a purchase price of $6.50 per share. The tender offer was completed on February 16, 1996. The agreement also provided that GreenGrass Holdings would purchase the Company's newly authorized 10% convertible subordinated debentures, maturing in 2004. The proceeds from the issuance of the debentures was used to pay down approximately $2.5 million of the Company's borrowings under its term loan and to pay fees associated with the tender offer and the issuance of the debentures. The debentures are convertible into shares of common stock of the Company at the rate of $4.80 of the face amount of the debentures for each share of common stock. Interest on the debentures is payable semi-annually. Through February 15, 1999, at the option of the Company, interest on the debentures may be paid in the form of additional debentures. The debentures are unsecured.

   Future maturities of long-term debt, including the convertible subordinated debentures, at December 31, 1996, are as follows (in thousands):

    1997                               $  7,000
    1998                                  8,000
    1999                                  9,000
    2000                                  6,550
    Thereafter                            5,323
                                         ------
                                        $35,873
                                         ======


   Future minimum payments under a noncancelable operating lease total $1,908,000 and are due as follows: 1997-$282,000; 1998-$291,000; 1999-
   $299,000; 2000-$308,000; 2001-$318,000 and thereafter-$410,000. Rent expense, including payments under operating leases, was $301,000, $221,000 and $480,000 in 1994, 1995 and 1996, respectively.

   4. Income Taxes

   Deferred income taxes consist of the following:

                                                  December 31
                                                1995          1996
                                                 (In Thousands)
    Deferred tax assets:
     Noncompete agreement basis
      difference (Note 7)                      $2,276        $2,070
     Inventory basis difference                    18            30
     Property, plant and equipment basis
      differences                                   -            54
     Accrued liabilities not currently
      deductible for tax                          241           158
     Other                                         34            38
                                               ------       -------
                                                2,569         2,350
    Deferred tax liabilities:
     Goodwill basis difference                  1,243         1,560
     Prepaid expenses currently
      deductible for tax                          246           340
                                               ------       -------
                                                1,489         1,900
                                               ------       -------
    Net deferred tax asset                     $1,080       $   450
                                               ======       =======


   The components of the provision for income taxes consist of the following:

                                           Year ended December 31
                                       1994         1995         1996
                                                (In Thousands)
    Current:
     Federal                        $ 3,360        $1,578     $   576
                                        497           167          49
                                     ------        ------      ------
     State                            3,857         1,745         625
    Deferred:
     Federal                         (1,144)          556         556
     State                             (151)           74          74
                                     ------        ------      ------
                                     (1,295)          630         630
    Benefit applied to reduce
      goodwill                          225           225         225
                                     ------        ------      ------
                                    $ 2,787        $2,600      $1,480
                                     ======        ======      ======



   The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to income before income taxes as follows:

                                          Year ended December 31
                                       1994         1995        1996
                                              (In Thousands)

    Taxes at statutory rate           $2,509       $2,287       $1,037
    State income taxes, net of
     federal benefit                     328          212          107
    Nondeductible expenses related
     to tender offer (Note 3)              -            -          281
    Other                                (50)         101           55
                                      ------       ------       ------
                                      $2,787       $2,600       $1,480
                                      ======       ======       ======


   5. 401(k) Plan

   The Company sponsors a 401(k) "employee savings plan" which covers employees who have completed six months of service and are at least 21 years old. The plan requires Company contributions of 50% of each participant's deferral, not to exceed 4% of the participant's eligible income. The Company expensed $173,000, $157,000 and $169,000, respectively, in connection with this plan in 1994, 1995 and 1996.

   6. Stock Options

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Effective April 1, 1996, the Company adopted a new Incentive Stock Plan, which reserved 1,200,000 shares of common stock for granting of nonqualified and incentive stock options to key employees and directors. In addition, the Company has a Stock Program which has terminated except as to outstanding options.

   Any incentive stock option that is granted under the plan may not be granted at a price less than the fair market value of the stock on the date of grant. Nonqualified stock options may be granted at the exercise price established by a committee, which may be less than, equal to or greater than the fair market value of the stock on the date of grant. Options expire no more than ten years from date of grant. For employees, option vesting provisions are determined at the date of grant by the compensation committee of the Board of Directors. Each independent director receives an annual fully vested option for 5,000 shares of common stock at a purchase price equal to the fair market value of the stock on the date of grant.

   At December 31, 1995 and 1996, there were 251,780 and 1,165,000 shares available for grant, respectively. Changes in option shares are as follows:


                                          Year ended December 31
                                      1994         1995         1996

    Outstanding at beginning of
     year                            70,310       150,000      258,220
    Granted:
     1994-$5.38 to $10.88 per
      share                          79,690             -            -
     1995-$3.63 to $5.91 per
      share                               -       121,680            -
     1996-$3.70 to $4.67 per
      share; weighted average
      price of $3.80 per share            -             -      239,284
    Exercised -$3.63 per share            -             -       (4,000)
    Canceled or expired                   -       (13,460)    (171,070)
                                    -------      --------     --------
    Outstanding at end of year
     (1996-$3.63 to $10.88 per
     share; weighted average price
     of $4.24 per share)            150,000       258,220      322,434
                                    =======       =======      =======
    Exercisable at December 31,
       1996                                                    302,434
                                                               =======


   The weighted average remaining contractual life of the outstanding options is 8.9 years.

   Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No.
   123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.4%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .43, and expected life of the option of 7 years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

   The Company's pro forma information follows:

                                            Year ended December 31
                                              1995         1996
                                                (In Thousands,
                                            Except Per Share Data)

    Pro forma net income                     $4,071        $ 994
                                              =====        =====
    Pro forma net income per share           $  .66        $ .17
                                              =====        =====

   Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

   7. Related-Party Transactions

   During the fourth quarter of 1994, the Company recorded a charge to operations of $3,333,000 resulting from the write-off of the remaining net book value of noncompetition agreements with certain stockholders. The markets in which the Company operates have become increasingly competitive and the Company believed the key knowledge and relationships these stockholders possessed had been developed by its competitors.

   The Company has entered into a management consulting agreement with certain members of GreenGrass Capital LLC, a stockholder, pursuant to which these members provide management consulting services and receive an annual fee of $300,000. Fees of $263,000 were expensed by the Company during 1996 pursuant to this agreement.

   8. Major Customers

   Sales to one customer were 13%, 16% and 22% of net sales during 1994, 1995 and 1996, respectively. Accounts receivable from this customer represented 41% and 28% of accounts receivable at December 31, 1995 and 1996, respectively. Sales to another customer were 11% and 16% of net sales during 1995 and 1996, respectively. Accounts receivable from this customer were not significant at December 31, 1995 and represented 29% of accounts receivable at December 31, 1996 .

   9. Contingent Liability

   The Company has been named as a defendant in the proceeding Robert Barbieri v. Swing-N-Slide Corp., Thomas R. Baer, Richard G. Mueller, Andrew W. Code, James D. Dodson, Peter M. Gotsch, Terence S. Malone, Henry
   B. Pearsall, Brian P. Simmons, GreenGrass Holdings and GreenGrass Management LLC. The complaint alleges that the Company's purchase of 3.6 million outstanding shares of common stock, which was completed in January 1995, was the result of a deceptive and manipulative plan on the part of the individual defendants to enrich themselves. The plaintiff also challenges on similar grounds the purchase by GreenGrass Holdings of approximately 3.6 million shares of common stock pursuant to a tender offer in February 1996. The plaintiff was granted certification of two classes of stockholders consisting of all stockholders other than the defendants at November 14, 1994 or at March 15, 1995. The relief sought includes the imposition of a constructive trust on all proceeds of the repurchase received by the defendants as well as various nonmonetary forms of relief. The parties have conducted discovery. The Company believes it has substantial defenses to all the claims and that resolution of the claims should not have any material adverse effect on the financial condition or results of operations of the Company.

   The Company has also been named as a defendant in Sirota v. Swing-N-Slide Corp. This is a derivative action by Sirota on behalf of himself and Swing-N-Slide Corp. against Thomas R. Baer, Richard G. Mueller, Andrew W. Code, James D. Dodson, Peter M. Gotsch, Terence S. Malone, Henry B. Pearsall, Brian P. Simmons, Newco, and Code, Hennessy & Simmons Limited Partnership. The complaint raises allegations similar to those in the Barbieri action, to wit, that the defendants breached their fiduciary duties to the stockholders and the Company as a result of the tender offer completed in January 1995, but alleges that the breaches damaged the Company, as a whole, as opposed to individual stockholders. On January 17, 1997, the parties tentatively agreed to a settlement which is subject to court approval. The Company does not believe the results of the suit or settlement will have a material adverse effect on the financial condition or results of operations of the Company.

   10. Subsequent Event

   On January 21, 1997, the Company entered into a definitive agreement to acquire all the outstanding shares of capital stock of Game Time, Inc. for $27,000,000 plus assumption of indebtedness. The Company intends to refinance its existing indebtedness to finance the transaction.

   Game Time, Inc., located in Fort Payne, Alabama, manufactures modular and customized commercial outdoor playground equipment. The systems are sold directly to schools, parks, and municipalities by a network of independent representatives. For the year ended December 31, 1996, Game Time, Inc. reported net sales of approximately $49,000,000.

   The acquisition is subject to certain conditions, including satisfactory completion of due diligence and acceptable financing, and is expected to be completed by February 28, 1997.

   11. Quarterly Results of Operations (Unaudited)

                                              1995
                               1st        2nd        3rd        4th
                             Quarter    Quarter    Quarter    Quarter
                               (In Thousands, Except Per Share Data)

    Net sales               $13,863    $19,643    $6,763     $4,808
    Gross profit              6,604     10,301     3,014      1,983
    Net income (loss)         1,233      3,218        60       (384)
    Net income (loss) per
     share                      .18        .54       .01       (.06)

                                             1996
                               1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter
                            (In Thousands, Except Per Share Data)

    Net sales             $  9,602      $19,213     $6,728    $6,329
    Gross profit             5,019       10,367      2,622     2,536
    Net income (loss)       (1,151)       3,379       (198)     (460)
    Income (loss) per
     share:                   (.19)         .56       (.03)     (.08)
     Primary
     Fully diluted            (.19)         .49       (.03)     (.08)

   Item 9 - Changes in and Disagreements With Accountants on
   Accounting and Financial Disclosure

        None



                                    PART III


   Item 10 - Directors and Executive Officers of the Registrant

        Information concerning directors is incorporated by reference from the "Election of Directors" section of Swing-N-Slide's Proxy Statement for the annual meeting of stockholders to be held on May 21, 1997 (the "Proxy Statement"), which Proxy Statement will be filed within 120 days after the end of Swing-N-Slide's fiscal year. Information concerning the executive officers will be included in Exhibit A, "Executive Officers of Swing-N-Slide", to the Proxy Statement. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement.


   Item 11 - Executive Compensation

        Incorporated by reference from the "Executive Compensation" section of the Proxy Statement.


   Item 12 - Security Ownership of Certain Beneficial Owners and
    Management.

        Incorporated by reference from the "Ownership of Common Stock" section of the Proxy Statement.


   Item 13 - Certain Relationships and Related Transactions

        Incorporated by reference from the "Executive Compensation" and "Other Transactions and Certain Relationships" sections of the Proxy Statement.



                                     PART IV

   Item 14 - Exhibits, Financial Statement Schedules, and Reports on
    Form 8-K

   (a)  Financial Statements and Financial Statement Schedules

        The following consolidated financial statements are included in Item
        8:

        Swing-N-Slide Corp.:

        Consolidated Balance Sheet at December 31, 1995
        and 1996

        For the years ended December 31, 1994, 1995 and 1996:
        - Consolidated Statement of Income
        - Consolidated Statement of Stockholders Equity
        - Consolidated Statement of Cash Flows
        Notes to Consolidated Financial Statements

        The following consolidated financial statement schedules are included in Item 14(d):

        Schedule I - Condensed Financial Information of Registrant
        Schedule II - Valuation and Qualifying Accounts


   All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

   (c)  Exhibits


                               SWING-N-SLIDE CORP.
                           EXHIBIT INDEX TO FORM 10-K
                   For the Fiscal Year ended December 31, 1996

   Exhibit
   Number         Exhibit

   (2.1) Amended and Restated Stock Purchase Agreement, dated as of March 13, 1997, by and among Newco, Inc., Game Time, Inc. and Ross D. Siragusa, Jr., John R. Siragusa and Richard D. Siragusa.(1)

   (2.2) Articles of Merger Merging Game Time, Inc. With and Into Newco, Inc., dated as of March 13, 1997.(2)

   (3.1) Amended and Restated Certificate of Incorporation of Swing-N-Slide Corp.(3)

   (3.2)          Amended and Restated By-laws of Swing-N-Slide Corp.

   (4.1) Credit Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc., the Lenders party thereto and Fleet National Bank, as lender and agent, together with the notes related thereto.(4)

   (4.2) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and Massachusetts Mutual Life Insurance Company, together with the notes and warrants related thereto.(5)

   (4.3) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and MassMutual Corporate Investors, together with the note and warrant related thereto.(6)

   (4.4) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and MassMutual Participation Investors, together with the note and warrant related thereto.(7)

   (4.5) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and MassMutual Corporate Value Partners Limited, together with the note and warrant related thereto.(8)

   (4.6) 10% Convertible Subordinated Debenture due 2004, dated February 16, 1996, in the original principal amount of $4,300,000 issued by Swing-N-Slide Corp. to GreenGrass Holdings.(9)

   (4.7) 10% Convertible Subordinated Debenture due 2004, dated April 25, 1996, in the original principal amount of $700,000 issued by Swing-N-Slide Corp. to GreenGrass Holdings.(10)

   (4.8) Swing-N-Slide Corp. Bridge Note, dated as of March 13, 1997, in the principal amount of $2,500,000.(11)

   (4.9) Warrant No. 1 for the Purchase of Common Stock of Swing-N-Slide Corp., dated as of March 13, 1997.(12)

   (4.10) Amended and Restated Registration Rights Agreement, dated as of March 13, 1997, between Swing-N-Slide Corp. and GreenGrass Holdings.(13)

   (10.1) Investment Agreement, dated as of March 13, 1997, between Swing-N-Slide Corp. and GreenGrass Holdings.(14)

   (10.2) Lease dated October 13, 1995, between Hovde Development, Inc., lessor, and Swing-N-Slide Corp., lessee.

   (10.3) Lease dated November 1, 1993, between HUFCOR, INC., lessor, and Newco, Inc., lessee, as amended.

   (10.4)         Swing-N-Slide Corp. 1996 Incentive Stock Plan.(15)

   (10.5) Management Consulting Agreement dated as of February 16, 1996, by and among Newco, Inc., Swing-N-Slide Corp., Glencoe Investment Corporation and Desai Capital Management Incorporated.

   (10.6) Acquisition consulting agreement relating to GameTime transaction dated as of September 6, 1996, by and among Swing-N-Slide Corp., Glencoe Investment Corporation and Desai Capital Management Incorporated.

   (21)      Subsidiaries of Swing-N-Slide Corp.

   (23)      Consent of Ernst & Young LLP.

   (27)      Financial Data Schedule.

   ________________________________________
   (1) Incorporated by reference to Exhibit 2.1 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (2) Incorporated by reference to Exhibit 2.2 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (3) Incorporated by reference to Swing-N-Slide Corp.'s Registration Statement on Form S-8 (Registration No. 33-48735).

   (4) Incorporated by reference to Exhibits 4.1 through 4.10 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (5)  Incorporated by reference to Exhibits 4.11, 4.15, 4.16, 4.20, and
        4.21 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (6) Incorporated by reference to Exhibits 4.12, 4.17 and 4.22 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (7) Incorporated by reference to Exhibits 4.13, 4.18 and 4.23 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (8) Incorporated by reference to Exhibits 4.14, 4.19 and 4.24 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (9) Incorporated by reference to Exhibit 10.(i)(1) of Swing-N-Slide Corp.'s Registration Statement on Form S-2 (Registration No. 333-
        3907).

   (10) Incorporated by reference to Exhibit 10.(i)(2) of Swing-N-Slide Corp.'s Registration Statement on Form S-2 (Registration No. 333-
        3907).

   (11) Incorporated by reference to Exhibit 4.26 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (12) Incorporated by reference to Exhibit 4.27 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (13) Incorporated by reference to Exhibit 4.28 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (14) Incorporated by reference to Exhibit 4.25 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (15) Incorporated by reference to Exhibit 10(iii)(A)(1) of Swing-N-Slide Corp.'s Registration Statement on Form S-2 (Registration No. 333-
        3907).

   (d)  Financial Statement Schedules

                                                                   Schedule I


                               Swing-N-Slide Corp.
                  Condensed Financial Information of Registrant
                  Years Ended December 31, 1994, 1995 and 1996

                      Swing-N-Slide Corp. (Parent Company)

   Condensed Balance Sheet
                                                        December 31
                                                      1995      1996
                                                      (In Thousands)

   Investment in, and amounts due from, wholly
     owned subsidiary                              $34,395   $36,113
                                                    ------    ------
   Total assets                                    $34,395   $36,113
                                                    ======    ======
   Current liabilities                             $   570   $    34
   Amounts due to wholly owned subsidiary           34,621    29,967
   Convertible subordinated debentures payable
     to stockholder                                      -     5,323

   Stockholders' equity (deficit):
     Common stock                                       96        96
     Cost of 3,600,000 shares of common stock
       in treasury                                 (40,348)  (40,348)
     Other stockholders' equity                     39,456    41,041
                                                    ------    ------
                                                      (796)      789
                                                    ------    ------
   Total liabilities and stockholders' equity      $34,395   $36,113
                                                    ======    ======




   Condensed Statement of Income
                                             Year Ended December 31
                                            1994      1995      1996
                                                 (In Thousands)

   Management fees from
   wholly owned subsidiary                 $2,100    $2,100    $2,200
   Costs and expenses:
     Administrative expense                   521       432       503
     Interest expense                           -         -       437
     Other expense                              -         -     1,488
                                           ------    ------    ------
                                              521       432     2,428
                                           ------    ------    ------

   Income (loss) before income taxes
     and equity in net income of
     subsidiary                             1,579     1,668      (228)
   Provision (credit) for income taxes        540       570       (80)
   Equity in net income of subsidiary       3,552     3,029     1,718
                                           ------    ------    ------
   Net income                              $4,591    $4,127    $1,570
                                           ======    ======    ======




   Condensed Statement of Cash Flows
                                             Year Ended December 31
                                            1994      1995      1996
                                                 (In Thousands)

   Operating activities:
     Net income                            $4,591    $4,127    $1,570
     Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
     Equity in net income of subsidiary    (3,552)   (3,029)   (1,718)
     Interest converted to convertible
       subordinated debentures                  -         -       323
     Increase (decrease) in current
       liabilities                            168    34,651    (5,190)
                                           ------    ------    -------
   Net cash provided by (used in)
     operating activities                   1,207    35,749    (5,015)

   Net cash provided by (used in)
     investing activities                  (1,207)    4,599         -

   Financing activities:
     Purchase of treasury stock                 -   (40,348)        -
     Issuance of convertible
       subordinated debentures                  -         -     5,000
     Proceeds from exercise of
       stock options                            -         -        15
                                           ------    -------   ------
   Net cash provided by (used in)
       financing activities                     -
                                                    (40,348)    5,015
                                           ------   -------    ------
   Net increase in cash                         -         -         -
   Cash at beginning of year                    -         -         -
                                           ------    ------    ------
   Cash at end of year                     $    -    $    -    $    -
                                           ======    ======    ======

                                                                  Schedule II

                               Swing-N-Slide Corp.
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1994, 1995 and 1996


                            Balance at                            Balance at
                            Beginning                               End of
         Description         of Year      Additions  Deductions/1    Year
                                      (In Thousands)

   Allowance for doubtful
    accounts:

   Year ended December 31,
     1994                       $125          $150       $200         $ 75
                                 ===           ===        ===          ===
   Year ended December 31,
     1995                       $ 75          $ 25       $  9         $ 91
                                 ===           ===        ===          ===
   Year ended December 31,
     1996                       $ 91          $ 10       $  3         $ 98
                                 ===           ===        ===          ===

   -----------
   1/ Uncollectible accounts written of, net of recoveries.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


             SWING-N-SLIDE CORP.                                        Date

             By  /s/ Richard G. Mueller                               3-28-97
                Richard G. Mueller
                Chairman, President and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name and Title              Signature                                Date

   RICHARD G. MUELLER           /s/ Richard G. Mueller                3-28-97
   Chairman of the Board       Richard G. Mueller
   of Directors, President
   and Chief Executive Officer

   RICHARD E. RUEGGER           /s/ Richard E. Ruegger                3-28-97
   Vice President-Finance,     Richard E. Ruegger
   Chief Financial Officer,
   Secretary and Treasurer
   (Principal Financial and
   Accounting Officer)

   DAVID S. EVANS               /s/ David S. Evans                    3-28-97
   Director                    David S. Evans

   GEORGE N. HERRERA            /s/ George N. Herrera                 3-28-97
   Director                    George N. Herrera

   TIMOTHY R. KELLEHER          /s/ Timothy R. Kelleher               3-28-97
   Director                    Timothy R. Kelleher

   TERENCE S. MALONE            /s/ Terence S. Malone                 3-28-97
   Director                    Terence S. Malone

   GARY A. MASSEL               /s/ Gary A. Massel                    3-28-97
   Director                    Gary A. Massel

   CAROLINE L. WILLIAMS         /s/ Caroline L. Williams              3-28-97
   Director                    Caroline L. Williams

                            EXHIBIT INDEX

Exhibit No.            Description

   (3.2)          Amended and Restated By-laws of Swing-N-Slide Corp.

   (10.2) Lease dated October 13, 1995, between Hovde Development, Inc., lessor, and Swing-N-Slide Corp., lessee.

   (10.3) Lease dated November 1, 1993, between HUFCOR, INC., lessor, and Newco, Inc., lessee, as amended.

   (10.5) Management Consulting Agreement dated as of February 16, 1996, by and among Newco, Inc., Swing-N-Slide Corp., Glencoe Investment Corporation and Desai Capital Management Incorporated.

   (10.6) Acquisition consulting agreement relating to GameTime transaction dated as of September 6, 1996, by and among Swing-N-Slide Corp., Glencoe Investment Corporation and Desai Capital Management Incorporated.

   (21)           Subsidiaries of Swing-N-Slide Corp.

   (23)           Consent of Ernst & Young LLP.

   (27)           Financial Data Schedule.