Form 10-Q
period 1997-03-31
SWING N SLIDE CORP
filed 1997-05-15
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1997

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

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: as of May 6, 1997 there were 7,091,406 shares of Common Stock, par value, $.01 per share, outstanding.

                               SWING-N-SLIDE CORP.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                      INDEX



   Part I.   Financial Information:                                   Page

        Unaudited Consolidated Balance Sheets -
             December 31, 1996 and March 31, 1997                      3


        Unaudited Consolidated Interim Statements of Operations
             and Retained Earnings -  Three Months Ended
             March 31, 1996 and 1997                                   4


        Unaudited Consolidated Interim Statements of Cash Flows-
             Three Months Ended March 31, 1996 and 1997                5

        Notes to Unaudited Interim Consolidated Financial Statements 6-7

        Management's Discussion and Analysis of Financial Condition
             and Results of Operations                               8-11



   Part II.  Other Information

             Item 2 - Changes in Securities                          12
             Item 6 - Exhibits and Reports on Form 8-K


   Signature

                        SWING-N-SLIDE CORP.
                     CONSOLIDATED BALANCE SHEETS
                            (unaudited)
                  (in thousands, except share data)

                                                 December 31,       March 31,
             ASSETS                                 1996              1997

Current assets:
    Cash                                                $1             $322
    Accounts receivable, less allowance for
     doubtful accounts of $98 and $405               5,637           14,841
    Other receivables                                  550              529
    Refundable income taxes                            -                939
    Inventories                                      7,235           13,541
    Prepaid expenses                                 1,654            1,804
                                                ----------       ----------
Total current assets                                15,077           31,976

Property, plant and equipment, net                   5,524           16,678
Deferred financing and other costs, net of
 accumulated amortization of $914 and $193           2,478            3,924
Patent cost, net of accumulated amortization
 of $253 and $282                                    1,147            1,118
Goodwill, net of accumulated amortization of
 $3,048 and $3,231                                  21,478           50,348
Deferred income taxes                                  560              330
                                                 ---------       ----------
                                                   $46,264         $104,374
                                                 =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving loan                                  $5,625          $13,500
    Accounts payable                                 2,711            8,112
    Accrued income taxes                                 1              -
    Accrued expenses                                 1,155            5,966
    Deferred income taxes                              110              110
    Current portion of long-term debt                7,000            6,204
                                                  --------       ----------
Total current liabilities                           16,602           33,892

Long-term debt, net of current portion              23,550           58,239

Convertible subordinated debentures payable
   to stockholders                                   5,323            5,323

Commitments and contingent liability

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000
      shares authorized, no shares issued or
      outstanding                                       -                -
    Common stock, $.01 par value, 25,000,000
      shares authorized, 10,691,406 shares
      issued                                            96              107
    Class B common stock, $.01 par value,
      1,750,000 shares authorized,
      no shares issued or outstanding                   -                -
    Additional paid-in capital                      27,646           32,185
    Paid-in capital - stock warrants                    -             2,723
    Excess purchase price over predecessor
      basis                                         (5,627)          (5,627)
    Retained earnings                               19,022           17,880
    Less 3,600,000 common shares held in
      treasury, at cost                            (40,348)         (40,348)
                                                 ---------        ---------
Total stockholders' equity                             789            6,920
                                                 ---------        ---------
                                                   $46,264         $104,374
                                                 =========        =========


  Note: The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated balance sheet at that date.

See notes to interim consolidated financial statements

                          SWING-N-SLIDE CORP.
      CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (unaudited)
                 (in thousands, except per share amounts)


                                              Three months      Three months
                                                  ended             ended
                                                March 31,         March 31,
                                                  1996              1997


Net sales                                        $9,602          $10,849
Cost of goods sold                                4,583            5,879
                                        ----------------   --------------

Gross profit                                      5,019            4,970
Operating expenses:
    Selling                                       1,309            2,116
    General and administrative                    1,235            1,722
    Amortization of intangible assets               266              344
                                        ----------------   --------------
                                                  2,810            4,182
                                        ----------------   --------------
Operating income                                  2,209              788

Other expense:
    Interest expense                              1,014            1,225
    Other, net                                    2,609               16
                                        ----------------   --------------
Total other expense                               3,623            1,241
                                        ----------------   --------------

Loss before income taxes and
  extraordinary item                             (1,414)            (453)
Income tax credit                                  (263)            (171)
                                        ----------------   --------------

Loss before extraordinary item                   (1,151)            (282)

Extraordinary item, net of income
  tax benefit of $540                                -               860
                                        ----------------   --------------

Net loss                                         (1,151)          (1,142)

Retained earnings at beginning
  of period                                      17,452           19,022
                                        ----------------   --------------

Retained earnings at end of period              $16,301          $17,880
                                        ----------------   --------------


Loss per common and common equivalent
 share:
  Loss before extraordinary item                 ($0.19)          ($0.04)
  Extraordinary loss                                 -             (0.14)
                                        ----------------   --------------
  Net loss                                       ($0.19)          ($0.18)
                                        ===============    =============


Weighted average number of
  common shares outstanding                       6,002            6,359
                                        ===============    =============


       See notes to interim consolidated financial statements

                         SWING-N-SLIDE CORP.
           CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                           (unaudited)
                         (in thousands)

                                             Three months         Three months
                                                ended                ended
                                               March 31,            March 31,
                                                 1996                 1997

Operating activities
Net loss                                       ($1,151)              ($1,142)
Adjustments to reconcile net loss to
  net cash used by operating activities:
     Write-off of unamortized deferred
       financing costs                              -                  1,400
     Amortization of debt discount                  -                     15
     Deferred income taxes                         160                   230
     Depreciation                                  295                   323
     Amortization of intangible assets             266                   344
     Changes in operating assets and
        liabilities                             (5,086)               (3,526)
                                        --------------      ----------------

Net cash used by operating activities           (5,516)               (2,356)

Investing activity
Purchase of property, plant and equipment          (64)                 (172)
Acquisition of GameTime, Inc., net of cash
  acquired of $461 and including
  transaction costs of $2,605                       -                (42,544)
                                        --------------      ----------------

Net cash used by investing activities              (64)              (42,716)

Financing activities
Increase in revolving loan                       5,240                 7,875
Issuances of long-term debt                      4,300                63,777
Debt costs incurred                             (1,225)               (2,977)
Proceeds from issuance of warrants                  -                  2,723
Proceeds from issuance of common stock,
  net of offering costs                             15                 4,550
Payments of long-term debt                      (2,750)              (30,555)
                                        --------------      ----------------
Net cash provided by financing
  activities                                     5,580                45,393
                                        --------------      ----------------

Increase in cash                                    -                    321
Cash at beginning of period                          7                     1
                                        --------------      ----------------

Cash at end of period                               $7                  $322
                                        ==============      ================


Supplemental disclosure of cash flows
 information-cash paid during period
 for:

Interest                                          $67                  $939
Income taxes                                       70                    -



           See notes to interim consolidated financial statements

              Notes to Interim Consolidated Financial Statements
                                 Unaudited
                  (in thousands, except per share amounts)
                               March 31, 1997

  1. Basis of presentation of unaudited consolidated financial statements

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31,
     1996.

  2. Net loss per common and common equivalent share

          Net loss per share of common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period.

  3. Inventories

     Inventories consist of the following:        December 31,       March 31,
                                                    1996                 1997

        Finished goods and work in process        $3,109                $4,657
        Raw materials                              4,126                 8,884
                                          --------------      ----------------
                                                  $7,235               $13,541
                                          ==============      ================

  4. Extraordinary item

          In connection with the prepayment in full of the indebtedness under the Company's previous credit agreement, the Company wrote-off, as an extraordinary loss, the unamortized deferred financing costs of $860, net of an income tax benefit of $540, incurred in connection with the procurement of the previous credit agreement.

  5. Acquisition

          On March 13, 1997, the Company's operating subsidiary, Newco, Inc., acquired all of the issued and outstanding shares of capital stock of GameTime, Inc.("GameTime") for $27,000 and the assumption of GameTime indebtedness of approximately $13,400.

          The acquisition was accounted for using the purchase method of accounting and the total purchase cost was allocated first to assets and liabilities based upon their respective fair values, with the remainder allocated to goodwill. The allocation of the purchase price reflected in the financial statements is based on estimates and may differ from the final allocation.

          The following unaudited pro forma results of operations has been prepared to give effect to the acquisition as if it occurred on January 1, 1996 and January 1, 1997.

                                                        Three Months Ended
                                                              March 31,
                                                      1996              1997

     Net sales                                       $17,860           $17,800
                                                     =======           =======

     Loss before extraordinary item                   (1,666)             (763)
                                                     =======           =======

     Loss before extraordinary item per
       common and common equivalent share              (0.22)            (0.10)
                                                     =======           =======

     Net loss                                         (2,526)           (1,623)
                                                     =======           =======

     Net loss per common and common
       equivalent share                               ($0.33)           ($0.21)
                                                     =======           =======


  6. Pending accounting change

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options and warrants will be excluded. The impact on the calculation of primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996 is not material. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                      Management's Discussion and Analysis
                                       of
                  Financial Condition and Results of Operations

   Results of Operations:

   On March 13, 1997, the Company completed the acquisition of GameTime, Inc. ("GameTime"), a leading manufacturer of modular and custom commercial outdoor playground equipment for schools, parks and municipalities. GameTime was merged into Newco, Inc. ("Newco"), the Company's wholly owned operating subsidiary as an independent business unit and is referred to below as the GameTime division. The results of operations for the GameTime division are included with those of the Company from the date of the acquisition.

   Three months ended March 31, 1997, compared to the three months ended March 31, 1996.

   Net Sales. Net sales increased by $1.2 million, or 13.0 percent, for the three months ended March 31, 1997 as compared to the same period a year ago. The reason for the increase in sales for 1997 is the inclusion of the sales of the Company's GameTime division subsequent to the March 13, 1997 acquisition. Sales for the Company's Swing-N-Slide division decreased $0.8 million, or 8.3 percent, for the three months ended March 31, 1997 as compared to the same period a year ago. This sales decline is mainly attributable to changes in timing of customer orders, including ordering closer to the retail season.

   Gross Profit. Gross profit decreased $49,000, or 1.0 percent, and decreased as a percentage of net sales to 45.8 percent for the three months ended March 31, 1997 as compared to 52.3 percent for the same period a year ago. The primary reasons for the decrease in gross profit margin were increased high density polyethylene costs, the effect of the GameTime division's sales which typically have a lower gross profit margin than Swing-N-Slide division's sales, a greater percentage of sales of the Swing-N-Slide division's lower margin product categories, and the impact of lower sales volume on fixed overhead costs at the Swing-N-Slide division.

   Selling Expense. Selling and marketing expenses increased $0.8 million, or 61.7 percent, and increased as a percentage of net sales to 19.5 percent for the three months ended March 31, 1997 as compared to 13.6 percent for the same period a year ago. The dollar increase is mainly attributable to the inclusion of the GameTime division selling and marketing expenses subsequent to March 13, 1997 and the Swing-N-Slide division's investment in new marketing and brand development efforts that will be introduced during the prime spring selling season. The increase as a percentage of net sales is primarily due to the impact of lower sales volume on fixed selling costs at the Swing-N-Slide division and the higher selling costs as a percentage of net sales inherent at the GameTime division.

   General and Administrative Expenses. General and administrative expenses increased $0.5 million and increased as a percentage of net sales to 15.9 percent for the three months ended March 31, 1997 as compared to 12.9 percent for the three months ended March 31, 1996. The dollar increase is primarily attributable to the addition of GameTime division's general and administrative expenses and an increase in compensation costs at the Swing-N-Slide division ($0.1 million).

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other intangibles was $0.3 million for the quarter ended March 31, 1997. Amortization increased $0.1 million for the first quarter of 1997 versus 1996 due to additional amortization of the goodwill and financing fees resulting from the March GameTime acquisition.

   Other Expense. Interest expense increased $0.2 million to $1.2 million for the three months ended March 31, 1997 as compared to the same period a year ago. The increase in interest expense is mainly due to the additional debt that was incurred in connection with the GameTime acquisition.

   Other expenses decreased to $16,000 for the first quarter of 1997 from $2.6 million for the same period a year ago. Included in other expenses in 1996 were the fees and expenses paid by the Company related to the tender offer by GreenGrass Holdings on February 15, 1996.

   Extraordinary Item. For the three months ended March 31, 1997, the Company recorded an extraordinary loss of approximately $0.9 million (net of a tax benefit of approximately $0.5 million) for the write-off of unamortized deferred financing costs. These costs were written-off in connection with the repayment in full of the indebtedness under the Company's previous credit agreement.

   Seasonality

   Sales of the Swing-N-Slide division's core product lines are concentrated in the period from January 1 through June 30 (approximately 70-75 percent). The timing of initial stocking orders and fluctuations in customer demand through the spring and summer months contribute to this pattern. The GameTime division's sales are subject to somewhat less seasonality, with revenues peaking between June and August and reaching lows in January and February.


   Liquidity and Capital Resources

   On March 13, 1997, the Company's operating subsidiary, Newco acquired all of the issued and outstanding shares of capital stock of GameTime, Inc. for $27.0 million and the assumption of GameTime indebtedness of approximately $13.4 million. Immediately following the acquisition, GameTime was merged with and into Newco. To provide financing for this acquisition, to refinance certain indebtedness of the Company, Newco and GameTime, and to provide funds for working capital purposes, the Company and Newco entered into certain definitive agreements referenced below.

   On March 13, 1997, a group of banks led by Fleet National Bank provided Newco with a $69.5 million senior credit facility. The facility consists of (a) a $20.0 million revolving credit facility ; (b) a $45.0 million Term Loan A facility; and (c) a $4.5 million Term Loan B facility. The entire facility is guaranteed by Swing-N-Slide Corp., and secured by a first priority mortgage or security interest in all of Newco's tangible and intangible assets, as well as a pledge of 100 percent of the outstanding shares of Newco Common Stock. In addition, Newco is subject to certain restrictive covenants which include, among other things, restrictions on the payment of dividends or issuance of capital stock and a limitation on additional indebtedness.

   Borrowings under the revolving loan facility are limited to specified percentages of inventories and accounts receivable, not to exceed $20.0 million. The interest rate on the revolving credit facility is either (i) .75 to 1.50 percent over the prime rate, or (ii) 2.00 to 2.75 percent over LIBOR, with the precise rate depending upon Newco's debt-to-cash flow ratio. The revolving credit facility matures on March 13, 2003. Up to $1.0 million of the revolving credit facility is available for the issuance of letters of credit. At March 31, 1997, the outstanding amount of the revolving loan facility was $13.5 million.

   The Term Loan A facility bears interest at the same rates as the revolving credit facility. The principal portion of the Term Loan A facility must be repaid quarterly beginning June 30, 1997, in amounts of between $0.5 million and $2.9 million, with the final quarterly installment due December 31, 2002. Newco is also required to make annual prepayments on the Term Loan A facility of between 50 percent and 75 percent of its excess cash flow.

   The Term Loan B facility bears interest at either 2 percent over the prime rate or 3.25 over LIBOR, at the Company's option. The Term Loan B facility matures June 30, 2003, but must be prepaid quarterly beginning June 30, 1997, in amounts of between $16, 667 and $33,334.

   On March 13, 1997, the Company and Newco entered into Securities Purchase Agreements with Massachusetts Mutual Life Insurance Company and also certain of its affiliates, pursuant to which the Company sold warrants (the "MassMutual Warrants") to purchase an aggregate of 592,177 shares of its Class A Common Stock (subject to adjustment), and Newco sold its 12 percent Senior Subordinated Notes due March 13, 2005 (the "MassMutual Notes"), in the aggregate principal amount of $12.5 million. The MassMutual Warrants are exercisable at any time during the period commencing March 13, 1997, and terminating on the later of March 13, 2003, or the date upon which all of the MassMutual Notes have been paid in full, at an exercise price of $.001 per share (subject to adjustment).

   On March 13, 1997, the Company entered into an Investment Agreement with GreenGrass Holdings pursuant to which the Company sold to GreenGrass Holdings 1,087,406 shares of its Common Stock for an aggregate purchase price of $5.0 million or a per share purchase price of $4.5981 (subject to adjustment), and sold its Junior Subordinated Bridge Note in the principal amount of $2.5 million due no later than December 31, 1997 (subject to prepayment), bearing interest at a rate of 13.5 percent per annum, to be paid by the issuance of shares of the Company's Common Stock and accompanied by ten-year warrants to purchase 50,000 shares of such stock at a per share purchase price of $4.5981 (subject to adjustment).

   Total indebtedness on the revolving loan facility typically increases during the first three months of each year, primarily as a result of increased levels of working capital to meet the seasonal increase in production. The Swing-N-Slide division offers a first order dating program to its major customers which results in March and April being the peak months for borrowing. Payments for initial orders placed between January 1 and March 31 are typically due during April.

   The Company made capital expenditures totaling approximately $0.2 million in the three months ended March 31, 1997. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and future capacity for borrowing will be sufficient to fund current business operations as well as future capital expenditures and growth opportunities.

                           PART II.  OTHER INFORMATION

   ITEM 2. CHANGES IN SECURITIES.

   Item 2(c).

   Information regarding the issuance by the Company of unregistered securities during the three month period ended March 31, 1997 is contained in the Company's Annual Report on Form 10-K, dated March 31, 1997, in Part II, Item 5 and Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," incorporated herein by reference.

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

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

   (2.2) Articles of Merger Merging Game Time, Inc. With and Into Newco, Inc., dated as of March 13, 1997.(2)

   (3.1) Amended and Restated Certificate of Incorporation of Swing-N-Slide Corp.(3)

   (3.2)          Amended and Restated By-laws of Swing-N-Slide Corp.(4)

   (4.1) Credit Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc., the Lenders party thereto and Fleet National Bank, as lender and agent, together with the notes related thereto.(5)

   (4.2) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and Massachusetts Mutual Life Insurance Company, together with the notes and warrants related thereto.(6)

   (4.3) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and MassMutual Corporate Investors, together with the note and warrant related thereto.(7)

   (4.4) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and MassMutual Participation Investors, together with the note and warrant related thereto.(8)

   (4.5) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and MassMutual Corporate Value Partners Limited, together with the note and warrant related thereto.(9)

   (4.6) 10% Convertible Subordinated Debenture due 2004, dated February 16, 1996, in the original principal amount of $4,300,000 issued by Swing-N-Slide Corp. to GreenGrass Holdings.(10)

   (4.7) 10% Convertible Subordinated Debenture due 2004, dated April 25, 1996, in the original principal amount of $700,000 issued by Swing-N-Slide Corp. to GreenGrass Holdings.(11)

   (4.8) Swing-N-Slide Corp. Bridge Note, dated as of March 13, 1997, in the principal amount of $2,500,000.(12)

   (4.9) Warrant No. 1 for the Purchase of Common Stock of Swing-N-Slide Corp., dated as of March 13, 1997.(13)

   (4.10) Amended and Restated Registration Rights Agreement, dated as of March 13, 1997, between Swing-N-Slide Corp. and GreenGrass Holdings.(14)

   (10.1) Investment Agreement, dated as of March 13, 1997, between Swing-N-Slide Corp. and GreenGrass Holdings.(15)

   (10.2) Lease dated October 13, 1995, between Hovde Development, Inc., lessor, and Swing-N-Slide Corp., lessee.(16)

   (10.3) Lease dated November 1, 1993, between HUFCOR, INC., lessor, and Newco, Inc., lessee, as amended.(17)

   (10.4)         Swing-N-Slide Corp. 1996 Incentive Stock Plan.(18)

   (10.5) Management Consulting Agreement dated as of February 16, 1996, by and among Newco, Inc., Swing-N-Slide Corp., Glencoe Investment Corporation and Desai Capital Management Incorporated.(19)

   (10.6) Acquisition consulting agreement relating to GameTime transaction dated as of September 6, 1996, by and among Swing-N-Slide Corp., Glencoe Investment Corporation and Desai Capital Management Incorporated.(20)

   (27)           Financial Data Schedule.

   (99) Part II, Item 5 and Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" of Swing-N-Slide Corp.'s Annual Report on Form 10-K (21)

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

   (2) Incorporated by reference to Exhibit 2.2 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (3) Incorporated by reference to Swing-N-Slide Corp.'s Registration Statement on Form S-8 (Registration No. 33-48735).

   (4) Incorporated by reference to Exhibit 3.2 of Swing-N-Slide Corp.'s Annual Report on Form 10-K dated March 31, 1997 (SEC File Number 0-20450).

   (5) Incorporated by reference to Exhibits 4.1 through 4.10 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (6)  Incorporated by reference to Exhibits 4.11, 4.15, 4.16, 4.20, and
        4.21 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (7) Incorporated by reference to Exhibits 4.12, 4.17 and 4.22 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (8) Incorporated by reference to Exhibits 4.13, 4.18 and 4.23 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (9) Incorporated by reference to Exhibits 4.14, 4.19 and 4.24 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (10) Incorporated by reference to Exhibit 10.(i)(1) of Swing-N-Slide Corp.'s Registration Statement on Form S-2 (Registration No. 333-
        3907).

   (11) Incorporated by reference to Exhibit 10.(i)(2) of Swing-N-Slide Corp.'s Registration Statement on Form S-2 (Registration No. 333-
        3907).

   (12) Incorporated by reference to Exhibit 4.26 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (13) Incorporated by reference to Exhibit 4.27 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (14) Incorporated by reference to Exhibit 4.28 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (15) Incorporated by reference to Exhibit 4.25 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (16) Incorporated by reference to Exhibit 10.2 of Swing-N-Slide Corp.'s Annual Report on Form 10-K dated March 31, 1997 (SEC File Number 0-20450).

   (17) Incorporated by reference to Exhibit 10.3 of Swing-N-Slide Corp.'s Annual Report on Form 10-K dated March 31, 1997 (SEC File Number 0-20450).

   (18) Incorporated by reference to Exhibit 10(iii)(A)(1) of Swing-N-Slide Corp.'s Registration Statement on Form S-2 (Registration No. 333-
        3907).

   (19) Incorporated by reference to Exhibit 10.5 of Swing-N-Slide Corp.'s Annual Report on Form 10-K dated March 31, 1997 (SEC File Number 0-20450).

   (20) Incorporated by reference to Exhibit 10.6 of Swing-N-Slide Corp.'s Annual Report on Form 10-K dated March 31, 1997 (SEC File Number 0-20450).

   (21) Incorporated by reference to Swing-N-Slide Corp.'s Annual Report on Form 10-K dated March 31, 1997 (SEC File Number 0-20450).


        (b)  Reports on Form 8-K

   During the three month period ended March 31, 1997, the Company filed a Current Report on Form 8-K, dated March 13, 1997, reporting under Items 2 and 7 the acquisition of GameTime and certain related transactions. The following financial statements for GameTime were filed as part of the March 13, 1997 Form 8-K: (i) balance sheets dated December 31, 1996 and 1995; (ii) statement of operations for the years ended December 31, 1996 and 1995; (iii) statement of changes in stockholders' equity for the years ended December 31, 1996 and 1995; (iv) statement of cash flows for the years ended December 31, 1996 and 1995; and (v) the notes thereto. On May 6, 1997, the Company filed Amendment No. 1 on Form 8-K/A, amending the March 13, 1997 Form 8-K by adding certain pro forma financial information concerning GameTime and the Company.

                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Swing-N-Slide Corp.



   Date:  May 14, 1997                  /s/ Richard E. Ruegger
                                      Richard E. Ruegger,
                                      Vice President-Finance
                                      and Chief Financial Officer
                                      (Duly authorized officer and Principal
                                      Financial and Accounting Officer)

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

   (2.2) Articles of Merger Merging Game Time, Inc. With and Into Newco, Inc., dated as of March 13, 1997.(2)

   (3.1) Amended and Restated Certificate of Incorporation of Swing-N-Slide Corp.(3)

   (3.2)          Amended and Restated By-laws of Swing-N-Slide Corp.(4)

   (4.1) Credit Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc., the Lenders party thereto and Fleet National Bank, as lender and agent, together with the notes related thereto.(5)

   (4.2) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and Massachusetts Mutual Life Insurance Company, together with the notes and warrants related thereto.(6)

   (4.3) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and MassMutual Corporate Investors, together with the note and warrant related thereto.(7)

   (4.4) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and MassMutual Participation Investors, together with the note and warrant related thereto.(8)

   (4.5) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and MassMutual Corporate Value Partners Limited, together with the note and warrant related thereto.(9)

   (4.6) 10% Convertible Subordinated Debenture due 2004, dated February 16, 1996, in the original principal amount of $4,300,000 issued by Swing-N-Slide Corp. to GreenGrass Holdings.(10)

   (4.7) 10% Convertible Subordinated Debenture due 2004, dated April 25, 1996, in the original principal amount of $700,000 issued by Swing-N-Slide Corp. to GreenGrass Holdings.(11)

   (4.8) Swing-N-Slide Corp. Bridge Note, dated as of March 13, 1997, in the principal amount of $2,500,000.(12)

   (4.9) Warrant No. 1 for the Purchase of Common Stock of Swing-N-Slide Corp., dated as of March 13, 1997.(13)

   (4.10) Amended and Restated Registration Rights Agreement, dated as of March 13, 1997, between Swing-N-Slide Corp. and GreenGrass Holdings.(14)

   (10.1) Investment Agreement, dated as of March 13, 1997, between Swing-N-Slide Corp. and GreenGrass Holdings.(15)

   (10.2) Lease dated October 13, 1995, between Hovde Development, Inc., lessor, and Swing-N-Slide Corp., lessee.(16)

   (10.3) Lease dated November 1, 1993, between HUFCOR, INC., lessor, and Newco, Inc., lessee, as amended.(17)

   (10.4)         Swing-N-Slide Corp. 1996 Incentive Stock Plan.(18)

   (10.5) Management Consulting Agreement dated as of February 16, 1996, by and among Newco, Inc., Swing-N-Slide Corp., Glencoe Investment Corporation and Desai Capital Management Incorporated.(19)

   (10.6) Acquisition consulting agreement relating to GameTime transaction dated as of September 6, 1996, by and among Swing-N-Slide Corp., Glencoe Investment Corporation and Desai Capital Management Incorporated.(20)

   (27)           Financial Data Schedule.

   (99) Part II, Item 5 and Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" of Swing-N-Slide Corp.'s Annual Report on Form 10-K (21)

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

   (2) Incorporated by reference to Exhibit 2.2 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (3) Incorporated by reference to Swing-N-Slide Corp.'s Registration Statement on Form S-8 (Registration No. 33-48735).

   (4) Incorporated by reference to Exhibit 3.2 of Swing-N-Slide Corp.'s Annual Report on Form 10-K dated March 31, 1997 (SEC File Number 0-20450).

   (5) Incorporated by reference to Exhibits 4.1 through 4.10 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (6)    Incorporated by reference to Exhibits 4.11, 4.15, 4.16, 4.20, and
          4.21 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (7) Incorporated by reference to Exhibits 4.12, 4.17 and 4.22 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (8) Incorporated by reference to Exhibits 4.13, 4.18 and 4.23 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (9) Incorporated by reference to Exhibits 4.14, 4.19 and 4.24 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (10) Incorporated by reference to Exhibit 10.(i)(1) of Swing-N-Slide Corp.'s Registration Statement on Form S-2 (Registration No. 333-
          3907).

   (11) Incorporated by reference to Exhibit 10.(i)(2) of Swing-N-Slide Corp.'s Registration Statement on Form S-2 (Registration No. 333-
          3907).

   (12) Incorporated by reference to Exhibit 4.26 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (13) Incorporated by reference to Exhibit 4.27 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (14) Incorporated by reference to Exhibit 4.28 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (15) Incorporated by reference to Exhibit 4.25 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997 (SEC File Number 0-20450).

   (16) Incorporated by reference to Exhibit 10.2 of Swing-N-Slide Corp.'s Annual Report on Form 10-K dated March 31, 1997 (SEC File Number 0-20450).

   (17) Incorporated by reference to Exhibit 10.3 of Swing-N-Slide Corp.'s Annual Report on Form 10-K dated March 31, 1997 (SEC File Number 0-20450).

   (18) Incorporated by reference to Exhibit 10(iii)(A)(1) of Swing-N-Slide Corp.'s Registration Statement on Form S-2 (Registration No. 333-3907).

   (19) Incorporated by reference to Exhibit 10.5 of Swing-N-Slide Corp.'s Annual Report on Form 10-K dated March 31, 1997 (SEC File Number 0-20450).

   (20) Incorporated by reference to Exhibit 10.6 of Swing-N-Slide Corp.'s Annual Report on Form 10-K dated March 31, 1997 (SEC File Number 0-20450).

   (21) Incorporated by reference to Swing-N-Slide Corp.'s Annual Report on Form 10-K dated March 31, 1997 (SEC File Number 0-20450).