Form 10-Q
period 1997-06-30
SWING N SLIDE CORP
filed 1997-08-14
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1997

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

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: as of August 6, 1997 there were 7,091,406 shares of Common Stock, par value, $.01 per share, outstanding.

                               SWING-N-SLIDE CORP.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                      INDEX



   Part I.   Financial Information:                                   Page

        Unaudited Consolidated Balance Sheets -
             December 31, 1996 and June 30, 1997                        3


        Unaudited Consolidated Interim Statements of Operations
             and Retained Earnings -
             Three Months Ended June 30, 1996                           4
             Six Months Ended June 30, 1996
             Three Months Ended June 30, 1997 and
             Six Months Ended June 30, 1997

        Unaudited Consolidated Interim Statements of Cash Flows-
             Six Months Ended June 30, 1996 and                         5
             Six Months Ended June 30, 1997

        Notes to Unaudited Interim Consolidated Financial
             Statements                                               6-7

        Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8-11



   Part II.  Other Information

             Item 1   Legal Proceedings
             Item 4   Submissions of Matters to Vote
             Item 6   Exhibits and Reports on Form 8-K              12-13

   Signature                                                           14

                               SWING-N-SLIDE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                  December 31,   June 30,
       ASSETS                                         1996         1997

      Current assets:
        Cash                                         $    1        $569
        Accounts receivable, less allowance
          for doubtful accounts of $98 and $437       5,637      20,619
        Other receivables                               550         857
        Inventories                                   7,235      14,323
        Prepaid expenses                              1,654       1,820
                                                    -------     -------
      Total current assets                           15,077      38,188

   Property, plant and equipment, net                 5,524      16,658
   Deferred financing and other costs, net of
    accumulated amortization of $914 and
    $528                                              2,478       3,821
   Patent cost, net of accumulated amortization
    of $253 and $311                                  1,147       1,089
      Goodwill, net of accumulated amortization
       of $3,048 and $3,576                          21,478      50,333
      Deferred income taxes                             560         130
                                                     ------     -------
                                                    $46,264    $110,219
                                                    =======     =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
          Revolving loan                             $5,625     $12,320
          Accounts payable                            2,711       7,372
          Accrued income taxes                            1       1,110
          Accrued expenses                            1,155       8,981
          Deferred income taxes                         110         110
          Current portion of long-term debt           7,000       7,261
                                                    -------     -------
      Total current liabilities                      16,602      37,154

      Long-term debt, net of current portion         23,550      56,266

      Convertible subordinated debentures
         payable to stockholders                      5,323       5,588

      Commitments and contingent
         liability

      Stockholders' equity:
          Preferred stock, $.01 par value,
            5,000,000 shares authorized,
            no shares issued or outstanding             -           -
          Common stock, $.01 par value,
            25,000,000 shares authorized,
            10,691,406 shares issued                     96         107
          Class B common stock, $.01 par value,
            1,750,000 shares authorized,
            no shares issued or outstanding             -           -
          Additional paid-in capital                 27,646      32,185
          Paid-in capital - stock warrants              -         2,723
          Excess purchase price over
            predecessor basis                        (5,627)     (5,627)
          Retained earnings                          19,022      22,171
          Less 3,600,000 common shares held in
            treasury, at cost                       (40,348)    (40,348)
                                                    -------     -------
      Total stockholders' equity                        789      11,211
                                                    -------     -------
                                                    $46,264    $110,219
                                                    =======     =======



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


             See notes to interim consolidated financial statements

                               SWING-N-SLIDE CORP.
      CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                 Three months    Six months    Three months    Six months
                                     ended          ended          ended          ended
                                   June 30,       June 30,       June 30,       June 30,
                                     1996           1996           1997           1997

   Net sales                       $19,213        $28,815        $34,923        $45,772
   Cost of goods sold                8,846         13,429         17,187         23,066
                                   -------        -------        -------        -------
   Gross profit                     10,367         15,386         17,736         22,706
   Operating expenses:
      Selling                        1,990          3,299          5,630          7,746
      General and administrative     1,423          2,658          2,339          4,061
      Amortization of intangible
       assets                          362            628            527            871
                                   -------        -------        -------        -------
                                     3,775          6,585          8,496         12,678
                                   -------        -------        -------        -------
   Operating income                  6,592          8,801          9,240         10,028

   Other expense:
     Interest expense                1,061          2,075          2,277          3,502
      Other, net                         9          2,618             39             55
                                   -------        -------        -------        -------
   Total other expense               1,070          4,693          2,316          3,557
                                   -------        -------        -------        -------
   Income before income
    taxes and extraordinary
    item                             5,522          4,108          6,924          6,471
   Income tax expense                2,143          1,880          2,633          2,462
                                   -------        -------        -------        -------
   Income before extraordinary
    item                             3,379          2,228          4,291          4,009

   Extraordinary item, net
    of income tax benefit of
    $540                                -             -               -             860

   Net income                        3,379          2,228          4,291          3,149

   Retained earnings at
    beginning of period             16,301         17,452         17,880         19,022
                                   -------        -------        -------        -------
   Retained earnings at end
    of period                      $19,680        $19,680        $22,171        $22,171
                                   =======        =======        =======        =======

   Earnings per common share
    and common equivalent
    share - primary:
     Income before extraordinary
      item                           $0.56          $0.37          $0.56          $0.57
     Extraordinary loss                -              -              -            (0.12)
                                   -------        -------        -------        -------
     Net income                      $0.56          $0.37          $0.56          $0.45
                                   =======        =======        =======        =======

   Earnings per common share -
    assuming full dilution:
     Income before extraordinary
      item                           $0.49          $0.35          $0.49          $0.50
     Extraordinary loss                -              -              -            (0.10)
                                   -------        -------        -------        -------
     Net income                      $0.49          $0.35          $0.49          $0.40
                                   =======        =======        =======        =======

             See notes to interim consolidated financial statements

                              SWING-N-SLIDE CORP.
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                Six months     Six months
                                                   ended          ended
                                                  June 30,       June 30,
                                                    1996           1997
      Operating activities
      Net income                                   $2,228         $3,149
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
           Write-off of unamortized deferred
             financing costs                          -            1,400
           Amortization of debt discount              -              106
           Deferred income taxes                      320            430
           Depreciation                               594            847
           Amortization of intangible assets          628            871
           Interest converted to convertible
             subordinated debentures                   71            265
           Changes in operating assets and
             liabilities                           (3,835)        (6,406)
                                                  -------        -------
      Net cash provided by operating
       activities                                       6            662

      Investing activity
      Purchase of property, plant and
         equipment                                   (129)          (675)
      Acquisition of GameTime, Inc., net of
         cash acquired of $461 and including
         transaction costs of $2,627                  -          (42,566)
                                                  -------       --------
      Net cash used by investing activities          (129)       (43,241)

      Financing activities
      Increase in revolving loan                    2,800          6,695
      Issuances of long-term debt                   5,000         63,777
      Debt costs incurred                          (1,242)        (3,027)
      Proceeds from issuance of warrants              -            2,723
      Proceeds from issuance of common stock,
       net of offering costs                           15          4,550
      Payments of long-term debt                   (6,450)       (31,571)
                                                  -------        -------
      Net cash provided by financing
         activities                                   123         43,147
                                                  -------        -------
      Increase in cash                                 -             568
      Cash at beginning of period                       7              1
                                                  -------        -------

      Cash at end of period                            $7           $569
                                                  =======        =======

      Supplemental disclosure of cash flows
       information-cash paid during period for:

      Interest                                     $1,790         $1,972
      Income taxes                                     70            369



             See notes to interim consolidated financial statements

               Notes to Interim Consolidated Financial Statements
                                    Unaudited
                    (in thousands, except per share amounts)
                                  June 30, 1997


   1. Basis of presentation of unaudited consolidated financial statements

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   2. Net income per common and common equivalent share

         Net income per share of common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period.

   3. Inventories

      Inventories consist of the following:   December 31,       June 30,
                                                  1996             1997

      Finished goods and work in process         $3,109           $5,279
      Raw materials                               4,126            9,044
                                                 ------          -------
                                                 $7,235          $14,323
                                                 ======          =======

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

                                                        Six Months Ended
                                                            June 30,
                                                      1996            1997

      Net sales                                     $50,971         $52,723
                                                    =======         =======
      Income before extraordinary item               $1,833          $3,528
                                                    =======         =======
      Income before extraordinary item per
        common and common equivalent share            $0.24           $0.46
                                                    =======         =======
      Net income                                       $973          $2,668
                                                    =======         =======
      Net Income per common and common
       equivalent share                               $0.13           $0.35
                                                    =======         =======



   6. Pending accounting change

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options and warrants will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended June 30, 1997 and six months ended June 30, 1997 of $.04 and $.02 per share, respectively. The impact for these same periods in 1996 is not material. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

                      Management's Discussion and Analysis
                                       of
                  Financial Condition and Results of Operations

   Results of Operations:

   On March 13, 1997, the Company completed the acquisition of GameTime, Inc. ("GameTime"), a leading manufacturer of modular and custom commercial outdoor playground equipment for schools, parks, and municipalities. GameTime was merged into Newco, Inc. ("Newco"), the Company's wholly owned operating subsidiary as an independent business unit. The results of operations for GameTime are included with those of the Company from the date of the acquisition.

   Three months ended June 30, 1997, compared to the three months ended June 30, 1996.

   Net Sales. Net sales increased by $15.7 million, or 81.8 percent, for the three months ended June 30, 1997 as compared to the same period a year ago. The primary reason for the increase in sales for the second quarter 1997 is the significant growth in sales of commercial playground equipment driven by the recent acquisition of GameTime. Sales for the Company's consumer products decreased $0.7 million, or 3.8 percent, for the three months ended June 30, 1997 as compared to the same period a year ago. This sales decline is mainly due to poor weather in some of the strongest sales areas during the critical spring selling season.

   Gross Profit. Gross profit increased $7.4 million, or 71.1 percent, but decreased as a percentage of net sales to 50.8 percent for the three months ended June 30, 1997 as compared to 54.0 percent for the same period a year ago. The reason for the increase in gross profit dollars for the three months ended June 30, 1997, is the growth in the commercial playground equipment sales. The primary reasons for the decrease in gross profit margin were a greater percentage of sales of the Company's lower margin product categories, increased high-density polyethylene costs and the costs associated with market expansion.

   Selling Expense. Selling and marketing expenses increased $3.6 million, or
   182.9 percent and increased as a percent of new sales to 16.1 percent for the three months ended June 30, 1997 as compared to 10.4 percent for the same period a year ago. The dollar increase is mainly attributable to the inclusion of GameTime's selling and marketing expenses. The increase as a percentage of net sales is primarily due to the higher selling costs as a percentage of net sales inherent in the commercial playground segment.

   General and Administrative Expenses. General and administrative expenses increased $0.9 million, or 64.4 percent, but decreased as a percentage of net sales to 6.7 percent for the three months ended June 30, 1997 as compared to 7.4 percent for the three months ended June 30, 1996. The dollar increase is primarily attributable to the inclusion of GameTime's general and administrative expenses.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other intangibles was $0.5 million for the quarter ended June 30, 1997. Amortization increased $0.2 million for the three months ended June 30, 1997 as compared to the same period in 1996 due to amortization of the goodwill and financing fees resulting from the March GameTime acquisition.

   Other Expense. Interest expense increased $1.2 million to $2.3 million for the three months ended June 30, 1997. The increase in interest expense is mainly due to the additional debt that was incurred in connection with the GameTime acquisition.

   Six months ended June 30, 1997 compared to six months endeed June 30, 1996.

   Net Sales. Net sales for the six months ended June 30, 1997 increased $17.0 million, or 58.8 percent, as compared to the same period in 1996. The reason for the increase in sales for 1997 is the significant growth in sales of commercial playground equipment driven by the GameTime acquisition on March 13, 1997. Sales of the Company's consumer products decreased $1.5 million, or 5.3 percent, for the six months ended June 30, 1997 as compared to the same period a year ago.

   Gross Profit. Gross profit increased $7.3 million, or 47.6 percent, but decreased as a percentage of net sales to 49.6 percent for the six months ended June 30, 1997 as compared to 53.4 percent for the same period a year ago. The main reasons for the decrease in gross profit margin were increased high-density polyethylene costs and a greater percentage of sales of the Company's lower margin product categories.

   Selling Expense. Selling and marketing expenses increased $4.4 million, or 134.8 percent, and increased as a percentage of net sales to 16.9 percent for the six months ended June 30, 1997 as compared to 11.4 percent for the six months ended June 30, 1996. The dollar increase is mainly attributable to the inclusion of GameTime's selling and marketing expenses. The increase as a percentage of net sales is mainly due to the higher selling costs as a percentage of net sales inherent in the commercial playground segment.

   General and Administrative. General and administrative expenses increased $1.4 million, or 52.8 percent, but decreased as a percentage of net sales to 8.9 percent for the six months ended June 30, 1997, as compared to 9.2 percent for the same period a year ago. The dollar increase is primarily due to the inclusion of GameTime's general and administrative expenses since March 13, 1997.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other intangibles was $0.9 million for the six months ended June 30, 1997 as compared to $0.6 million for the same period a year ago. Additional amortization resulted from the goodwill and financing fees associated with the GameTime acquisition.

   Other Expense. Interest expense increased $1.4 million to $3.5 million for the six months ended June 30, 1997. The increase in interest expense is due to the additional debt that was incurred in connection with the March 13, 1997 GameTime acquisition.

   Other expense decreased to $55,000 for the first six months of 1997 from $2.6 million for the same period a year ago. Included in other expenses in 1996 were the fees and expenses paid by the Company related to the tender offer by GreenGrass Holdings on February 15, 1996.

   Extraordinary Item. For the six months ended June 30, 1997, the Company recorded an extraordinary loss of approximately $0.9 million (net of a tax benefit of approximately $0.5 million) for the write-off of unamortized deferred financing costs. These costs were written-off in connection with the repayment in full of the indebtedness under the Company's previous credit agreement.

   Seasonality

   Sales of the Company's core product lines are concentrated in the period from April 1 through September 30 (approximately 65 percent). The timing of initial stocking orders and fluctuations in customer demand through the spring and summer months contribute to this pattern.


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

   On March 13, 1997, a group of banks led by Fleet National Bank provided Newco with a $69.5 million senior credit facility. The facility consists of (a) a $20.0 million revolving credit facility; (b) a $45.0 million Term Loan A facility; and (c) a $4.5 million Term Loan B facility. The entire facility is guaranteed by Swing-N-Slide Corp., and secured by first priority mortgage or security interest in all of Newco's tangible and intangible assets, as well as a pledge of 100 percent of the outstanding shares of Newco Common Stock. In addition, Newco is subject to certain restrictive covenants which include, among other things, restrictions on the payment of dividends or issuance of capital stock and a limitation on additional indebtedness.

   Borrowings under the revolving loan facility are limited to specified percentages of inventories and accounts receivable, not to exceed $20.0 million. The interest rate on the revolving credit facility is either (i) .75 to 1.50 percent over the prime rate, or (ii) 2.00 to 2.75 percent over LIBOR, with the precise rate depending upon Newco's debt-to-cash flow ratio. The revolving credit facility matures on March 13, 2003. Up to $1.0 million of the revolving credit facility is available for the issuance of letters of credit. At June 30, 1997, the outstanding amount of the revolving loan facility was $12.3 million.

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

   The Term Loan B facility bears interest at either 2 percent over the prime rate or 3.25 over LIBOR. The Term Loan B facility matures June 30, 2003, but must be prepaid quarterly beginning June 30, 1997, in amounts of between $16,667 and $33,334.

   On March 13, 1997, Swing-N-Slide and Newco entered into Securities Purchase Agreements with Massachusetts Mutual Life Insurance Company and certain of its affiliates, pursuant to which the Company sold warrants (the "MassMutual Warrants") to purchase an aggregate of 592,177 shares of its Class A Common Stock (subject to adjustment), and Newco sold its 12 percent Senior Subordinated Notes due March 13, 2005 (the "MassMutual Notes"), in the aggregate principal amount of $12.5 million. The MassMutual Warrants are exercisable at any time during the period commencing March 13, 1997, and terminating on the later of March 13, 2003, or the date upon which all of the MassMutual Notes have been paid in full, at an exercise price of $.001 per share (subject to adjustment).

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

   The Company made capital expenditures totaling approximately $0.7 million in the six months ended June 30, 1997. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and future capacity for borrowing will be sufficient to fund current business operations as well as future capital expenditures and growth opportunities.



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

   There also was a case in Rock County, Wisconsin Circuit Court entitles Sirota v. Swing-N-Slide Corp., Case No. 95-CV-726, filed November 17, 1995. This was a derivative action by Sirota on behalf of himself and Swing-N-Slide against directors Thomas R. Baer, Richard G. Mueller, Andrew
   W. Code, James D. Dodson, Peter M. Gotsch, Terence M. Malone, Henry B. Pearsall and Brian P. Simmons, as well as Newco, Inc. and CHS. The complaint raised allegations similar to those in the Barbieri action, to wit, that the defendants breached their fiduciary duties to the stockholders and Swing-N-Slide as a result of the self-tender offer in November 1994, but alleges that the breaches damaged Swing-N-Slide, as a whole, as opposed to individual stockholders. On January 17, 1997, the parties tentatively agreed to a settlement which was approved by the court on June 17, 1997. The basic terms of the settlement called for GreenGrass Holdings to infuse $5.0 million of new equity into the Company and for the Company to pay plaintiff's counsel $0.3 million in legal fees. The infusion of $5.0 million of new equity occurred in connection with the GameTime acquisition on March 13, 1997. The settlement of this case has not had any material adverse effect on the financial condition or results of operations of the Company.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of shareholders held on May 21, 1997, Richard G. Mueller, David S. Evans, George N. Herrera, Timothy R. Kelleher, Terence S. Malone, Gary A. Massel and Caroline L. Williams were elected as directors of the Company for terms expiring in 1998. All directors were elected by 5,533,130 shares, with 9,933 shares withholding authority.

         Shareholders at the annual meeting also approved the appointment of Ernst & Young LLP as the Company's independent auditors for 1997. With respect to the approval of Ernst & Young LLP, 5,538,748 shares were voted for, 2,465 voted against and 1,850 shares abstained. There were no broker-nonvotes in connection with the actions taken at the annual meeting.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibits 11   Statement Re: Computation of Earnings Per Share
            Exhibits 27   Financial Data Schedule

      (b)   Reports on Form 8-K

            None

                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Swing-N-Slide Corp.



   Date:  August 12, 1997                      /s/ Richard E. Ruegger
                                              Richard E. Ruegger,
                                              Vice President-Finance
                                              and Chief Financial Officer
                                              (Duly authorized officer and
                                              Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit No.                      Description

       11          Statement Re:  Computation of Earnings Per Share
       27          Financial Data Schedule