Form 10-Q
period 1997-09-30
SWING N SLIDE CORP
filed 1997-11-13
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1997

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from  _______________   to  ________________

   Commission file number 0-20450

                               Swing-N-Slide Corp.
             (Exact name of registrant as specified in its charter.)

        Delaware                                                36-3808989
   (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification No.)


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

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: as of November 7, 1997 there were 7,249,330 shares of Common Stock, par value, $.01 per share, outstanding.

                               SWING-N-SLIDE CORP.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                      INDEX



   Part I.   Financial Information:                                   Page

        Unaudited Consolidated Balance Sheets -
             December 31, 1996 and September 30, 1997                   3


        Unaudited Consolidated Interim Statements of Operations
             and Retained Earnings -
             Three Months Ended September 30, 1996                      4
             Nine Months Ended September 30, 1996
             Three Months Ended September 30, 1997 and
             Nine Months Ended September 30, 1997

        Unaudited Consolidated Interim Statements of Cash Flows-
             Nine Months Ended September 30, 1996 and                   5
             Nine Months Ended September 30, 1997

        Notes to Unaudited Interim Consolidated Financial
              Statements                                                6-7

        Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                  8-12


   Part II.  Other Information

             Item 1   Legal Proceedings

             Item 6   Exhibits and Reports on Form 8-K                  13

   Signature                                                            14

                               SWING-N-SLIDE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)


                                             December 31,     September 30,
   ASSETS                                       1996                1997

   Current assets:
     Cash                                         $1                $942
     Accounts receivable, less allowance
       for doubtful accounts of
       $98 and $473                             5,637              15,366
     Other receivables                            550                 449
     Inventories                                7,235              13,498
     Prepaid expenses                           1,654               1,398
                                            ---------          ----------
   Total current assets                        15,077              31,653

   Property, plant and equipment, net           5,524              16,531
   Deferred financing and other
     costs, net of accumulated
     amortization of $914 and $690              2,478               3,800
   Patent cost, net of accumulated
     amortization of $253 and $340              1,147               1,060
   Goodwill, net of accumulated
     amortization of $3,048 and $3,922         21,478              49,955
   Deferred income taxes                          560                   -
                                           ----------          ----------
                                              $46,264            $102,999
                                           ==========          ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Revolving loan                            $5,625              $7,170
     Accounts payable                           2,711               4,654
     Accrued income taxes                           1                 920
     Accrued expenses                           1,155               9,571
     Deferred income taxes                        110                 110
     Current portion of:
       Long-term debt                           7,000               9,067
       Capital lease obligations                    -                 164
                                            ---------            --------
     Total current liabilities                 16,602              31,656

     Long-term debt, net of current
       portion                                 23,550              53,892

     Capital lease obligations, net of
       current portion                              -                 424

     Convertible subordinated debentures
       payable to stockholders                  5,323               5,588

     Deferred income taxes                          -                 130

     Commitments and contingent
       liability

   Stockholders' equity:
       Preferred stock, $.01 par value,
         5,000,000 shares authorized,
         no shares issued or outstanding            -                   -
       Common stock, $.01 par value,
         25,000,000 shares authorized,
         9,604,000 and 10,849,330 shares
         issued                                    96                 108
       Class B common stock, $.01 par value,
         1,750,000 shares authorized, no shares
         issued or outstanding                      -                   -
       Additional paid-in capital              27,646              32,184
       Paid-in capital - stock
         warrants                                   -               2,723
       Excess purchase price over
         predecessor basis                     (5,627)             (5,627)
       Retained earnings                       19,022              22,269
       Less 3,600,000 common shares held
         in treasury, at cost                 (40,348)            (40,348)
                                           ----------          ----------
   Total stockholders' equity                     789              11,309
                                           ----------          ----------

                                              $46,264            $102,999
                                           ==========          ==========

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

             See notes to interim consolidated financial statements


                                                         SWING-N-SLIDE CORP.
                                CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                                             (unaudited)
                                              (in thousands, except per share amounts)

                                            Three Months         Nine Months        Three Months         Nine Months
                                                ended               ended               ended               ended
                                            September 30        September 30        September 30        September 30
                                                1996                1996                1997                1997
   Net sales                                   $6,728             $35,543             $24,827             $70,599
   Cost of goods sold                           4,106              17,535              13,887              36,953
                                            ---------           ---------           ---------           ---------

   Gross profit                                 2,622              18,008              10,940              33,646
   Operating expenses:
     Selling                                      887               4,186               5,454              13,200
     General and administrative                   833               3,491               2,502               6,563
     Amortization of intangible
       assets                                     298                 926                 537               1,408
                                            ---------           ---------           ---------           ---------
                                                2,018               8,603               8,493              21,171
                                            ---------            --------            --------           ---------
   Operating income                               604               9,405               2,447              12,475

   Other expense:
     Interest expense                             920               2,995               2,017               5,519
     Other, net                                     9               2,627                 262                 317
                                            ---------            --------           ---------            --------
   Total other expense                            929               5,622               2,279               5,836
                                            ---------            --------           ---------            --------
   Income(loss) before income taxes
     and extraordinary item                      (325)              3,783                 168               6,639
   Income tax expense(benefit)                   (127)              1,753                  70               2,532
                                            ---------            --------            --------            --------
   Income(loss) before extraordinary
   item                                          (198)              2,030                  98               4,107

   Extraordinary item, net of income
     tax benefit of $540                           -                   -                    -                 860
                                            ---------           ---------           ---------           ---------
   Net income(loss)                              (198)              2,030                  98               3,247

   Retained earnings at beginning of
     period                                    19,680              17,452              22,171              19,022

                                            ---------           ---------           ---------           ---------
   Retained earnings at end of
     period                                  $19,482             $19,482             $22,269              $22,269
                                            =========           =========           =========           =========

   Earnings(loss) per common share
     and common equivalent
     share - primary:
       Income(loss) before extraordinary
         item                                  ($0.03)              $0.34              $0.01                $0.56
       Extraordinary loss                           -                   -                  -                (0.12)
                                            ---------           ---------           ---------           ---------
       Net income(loss)                        ($0.03)              $0.34              $0.01                $0.44
                                            =========           =========           =========           =========
   Earnings(loss) per common share
     - assuming full dilution:
       Income(loss) before extraordinary
         item                                  ($0.03)              $0.32              $0.01                $0.51
       Extraordinary loss                           -                   -                  -                (0.10)
                                            ---------           ---------           ---------           ---------
       Net income(loss)                        ($0.03)              $0.32              $0.01                $0.41
                                            =========           =========           =========           =========


                                       See notes to interim consolidated financial statements


                              SWING-N-SLIDE CORP.
                  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)



                                             Nine Months         Nine Months
                                                ended               ended
                                             September 30,       September 30,
                                                 1996                1997


   Operating activities
   Net income                                  $2,030              $3,247
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
       Write-off of unamortized deferred
         financing costs                            -               1,400
       Amortization of debt discount                -                 197
       Deferred income taxes                      505                 690
       Depreciation                               898               1,360
       Amortization of intangible assets          926               1,408
       Interest converted to convertible
         subordinated debentures                   71                 265
       Changes in operating assets
         and liabilities                         (668)             (1,783)
                                          -----------          ----------
   Net cash provided by operating
   activities                                   3,762               6,784

   Investing activity

   Purchase of property, plant and
     equipment                                   (152)             (1,061)
   Purchase of non-compete agreement                -                (141)
   Acquisition of GameTime, Inc.,
     net of cash acquired of $461
     and including transaction costs
     of $2,627                                      -             (42,566)
                                             --------           ---------
   Net cash used by investing
   activities                                    (152)            (43,768)

   Financing activities

   Increase in revolving loan                    (680)              1,545
   Issuances of long-term debt                  5,000              63,777
   Debt costs incurred                         (1,463)             (3,027)
   Proceeds from issuance of
     warrants                                       -               2,723
   Proceeds from issuance of common
     stock, net of offering costs                  15               4,550
   Payments of long-term debt                  (6,488)            (31,643)
                                            ---------          ----------
   Net cash provided(used) by financing
     activities                                (3,616)             37,925
                                            ---------          ----------

   Increase(decrease) in cash                      (6)                941
   Cash at beginning of period                      7                   1

   Cash at end of period                           $1                $942
                                            =========          ==========
   Supplemental disclosure of cash
   flows information - cash paid
   during period for:

   Interest                                    $2,552              $4,164
   Income taxes                                   610                 369

             See notes to interim consolidated financial statements

               Notes to Interim Consolidated Financial Statements
                                    Unaudited
                    (in thousands, except per share amounts)
                                September 30, 1997

   1.   Basis of presentation of unaudited consolidated financial statements

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   2.   Net income per common and common equivalent share

             Net income per share of common and common equivalent share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period.

   3. Inventories

      Inventories consist of the following:
                                              December 31,   September 30,
                                                1996             1997

      Finished goods and work in process      $3,109             $4,176
      Raw materials                            4,126              9,322
                                            ---------         ---------
                                              $7,235            $13,498
                                            =========         =========


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

                                                 Nine Months Ended
                                                    September 30,
                                              1996               1997


   Net sales                                 $74,452             $77,550
                                           ==========          ==========
   Income before extraordinary
     item                                     $2,265               $3,626
                                           ==========          ==========
   Income before extraordinary
     item per common and common
     equivalent share                           $0.29               $0.47
                                           ==========          ==========
   Net income                                  $1,405              $2,766
                                           ==========          ==========
   Net Income per common and common
   equivalent share                             $0.18               $0.36
                                           ==========          ==========


   6.   Pending accounting change

             In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of stock options and
   warrants will  be  excluded.   The  impact is  expected  to result  in  an
   increase in primary earnings per share for the nine months ended September 30, 1997 of $.04 per share. The impact for the three months ended September 30, 1996 and 1997 and the nine months ended September 30, 1996 is not material. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

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

   Three months ended September 30, 1997, compared to the three months ended September 30, 1996.

   Net Sales. Net sales increased by $18.1 million, or 269.0 percent, for the three months ended September 30, 1997 as compared to the same period a year ago. The primary reason for the increase in sales for the third quarter of 1997 is the growth in sales of commercial playground equipment due to the acquisition of GameTime. Sales for the Company's consumer products decreased $1.2 million, or 17.4 percent, for the three months ended September 30, 1997 as compared to the same period a year ago. This decline is mainly due to retailers maintaining lower inventories during the off-season.

   Gross Profit. Gross profit increased $8.3 million, or 317.2 percent, and increased as a percentage of net sales to 44.1 percent for the three months ended September 30, 1997 as compared to 39.0 percent for the same period a year ago. The reason for the increase in gross profit dollars for the three months ended September 30, 1997, is the growth in the commercial playground equipment sales. The primary reason for the increase in gross profit margin is due to the impact of higher sales volume on fixed overhead costs.

   Selling Expense. Selling and marketing expenses increased $4.6 million, or
   514.9 percent and increased as a percentage of net sales to 22.0 percent for the three months ended September 30, 1997 as compared to 13.2 percent for the same period a year ago. The dollar increase is mainly attributable to the inclusion of GameTime's selling and marketing expenses. The increase as a percentage of net sales is primarily due to the higher selling costs as a percentage of net sales inherent in the commercial playground segment.

   General and Administrative Expenses. General and administrative expenses increased $1.7 million, or 200.4 percent, but decreased as a percentage of net sales to 10.1 percent for the quarter ended September 30, 1997 as compared to 12.4 percent for the quarter ended September 30, 1996. The dollar increase is primarily attributable to the inclusion of GameTime's general and administrative expenses.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other intangibles was $0.5 million for the quarter ended September 30, 1997. Amortization increased $0.2 million for the three months ended September 30, 1997 as compared to the same period in 1996 due to amortization of the goodwill and financing fees resulting from the GameTime acquisition on March 13, 1997.

   Other Expense. Interest expense increased $1.1 million to $2.0 million for the three months ended September 30, 1997. The increase in interest expense is mainly due to the additional debt that was incurred in connection with the GameTime acquisition.

   Other expenses increased to $0.3 million for the three months ended September 30, 1997 from $9,000 for the same period a year ago. The primary reason for the increase is the cost related to the settlement of a stockholder lawsuit.

   Nine months ended September 30, 1997 compared to nine months ended September 30, 1996.

   Net Sales. Net sales for the nine months ended September 30, 1997 increased $35.1 million, or 98.6 percent, as compared to the same period in 1996. The reason for the increase in sales for 1997 is the growth in sales of commercial playground equipment driven by the GameTime acquisition on March 13, 1997. Sales of the Company's consumer products decreased $2.7 million, or 7.6 percent, for the nine months ended September 30, 1997 as compared to the same period in 1996. This sales decline is mainly due to poor weather in some of the strongest sales areas during the critical spring selling season and the retailers increased focus on inventory levels.

   Gross Profit. Gross profit increased $15.6 million, or 86.8 percent, but decreased as a percentage of net sales to 47.7 percent for the nine months ended September 30, 1997 as compared to 50.7 percent for the same period a year ago. The main reasons for the decrease in gross profit margin were a greater percentage of sales of the Company's lower margin product categories and the impact of lower sales volume on fixed overhead costs at the consumer segment.

   Selling Expense. Selling and marketing expenses increased $9.0 million, or 215.3 percent, and increased as a percentage of net sales to 18.7 percent for the nine months ended September 30, 1997 as compared to 11.8 percent for the nine months ended September 30, 1996. The dollar increase is mainly due to the inclusion of GameTime's selling and marketing expenses. The increase as a percentage of net sales is mainly due to the higher selling costs as a percentage of net sales inherent in the commercial playground segment.

   General and Administrative. General and administrative expenses increased $3.1 million, or 88.0 percent, but decreased as a percentage of net sales to 9.3 percent for the nine months ended September 30, 1997, as compared to 9.8 percent for the same period a year ago. The dollar increase is primarily due to the inclusion of GameTime's general and administrative expenses since March 13, 1997.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other intangibles was $1.4 million for the nine months ended September 30, 1997 as compared to $0.9 million for the same period a year ago. Additional amortization resulted from the goodwill and financing fees associated with the GameTime acquisition.

   Other Expense. Interest expense increased $2.5 million to $5.5 million for the nine months ended September 30, 1997. The increase in interest expense is due to the additional debt that was incurred in connection with the GameTime acquisition.

   Other expense decreased to $0.3 million for the nine months ended September 30, 1997, from $2.6 million for the same period a year ago. Included in other expenses in 1996 were the fees and expenses paid by the Company related to the tender offer by GreenGrass Holdings on February 15, 1996.

   Extraordinary Item. For the nine months ended September 30, 1997, the Company recorded an extraordinary loss of approximately $0.9 million (net of a tax benefit of approximately $0.5 million) for the write-off of unamortized deferred financing costs. These costs were written-off in connection with the repayment in full of the indebtedness under the Company's previous credit agreement.

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

   Borrowings under the revolving loan facility are limited to specified percentages of inventories and accounts receivable, not to exceed $20.0 million. The interest rate on the revolving credit facility is either (i) .75 to 1.50 percent over the prime rate, or (ii) 2.00 to 2.75 percent over LIBOR, with the precise rate depending upon Newco's debt-to-cash flow ratio. The revolving credit facility matures on March 13, 2003. Up to $1.0 million of the revolving credit facility is available for the issuance of letters of credit. At September 30, 1997, the outstanding amount of the revolving loan facility was approximately $7.2 million.

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

   On March 13, 1997, Swing-N-Slide and Newco entered into Securities Purchase Agreements with Massachusetts Mutual Life Insurance Company and certain of its affiliates, pursuant to which the Company sold warrants (the "MassMutual Warrants") to purchase an aggregate of 607,297 shares of its Class A Common Stock, and Newco sold its 12 percent Senior Subordinated Notes due March 13, 2005 (the "MassMutual Notes"), in the aggregate principal amount of $12.5 million. The MassMutual Warrants are exercisable at any time during the period commencing March 13, 1997, and terminating on the later of March 13, 2003, or the date upon which all of the MassMutual Notes have been paid in full, at an exercise price of $.001 per share (subject to adjustment).

   On March 13, 1997, the Company entered into an Investment Agreement with GreenGrass Holdings pursuant to which the Company sold to GreenGrass Holdings 1,245,330 shares of its Common Stock for an aggregate purchase price of $5.0 million or a per share purchase price of $4.015, and sold its Junior Subordinated Bridge Note in the principal amount of $2.5 million due no later than December 31, 1997 (subject to prepayment), bearing interest at a rate of 13.5 percent per annum, to be paid by the issuance of shares of the Company's Common Stock and accompanied by ten-year warrants to purchase 50,000 shares of such stock at a per share purchase price of $4.015.

   The Company made capital expenditures totaling approximately $1.1 million in the nine months ended September 30, 1997. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and future capacity for borrowing will be sufficient to fund current business operations as well as future capital expenditures and growth opportunities.

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


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibits 11   Statement Re: Computation of Earnings Per Share
             Exhibits 27   Financial Data Schedule

        Reports on Form 8-K

             Form 8-K dated September 2, 1997 was filed on September 5, 1997.

             Items Reported:

             On September 2, 1997, Richard G. Mueller resigned as Chairman, President and Chief Executive Officer and as a director of Swing-N-Slide Corp.("the Company"). Mr. Mueller will remain an employee during the pendency of discussions regarding the terms of a severance agreement, which will reflect (and supersede) the terms of Mr. Mueller's Severance, Change of Control and Noncompetition Agreement, dated as of May 21, 1997, with the Company.

             The Board of Directors elected Terence S. Malone to replace Mr. Mueller as Chief Executive Officer pending the outcome of a search for a new Chief Executive Officer. Mr. Malone has served as a director of the Company since September 1992 and prior thereto, was the Chairman or President as well as the Chief Executive Officer of Johnson Worldwide Associates, Inc. from 1984 until his retirement in 1994.

                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Swing-N-Slide Corp.



   Date:  November 12, 1997                /s/ Richard E. Ruegger
                                           Richard E. Ruegger,
                                           Vice President-Finance
                                           and Chief Financial Officer
                                           (Duly authorized officer and
                                           Principal Financial and Accounting
                                           Officer)