Form 10-K
period 1997-12-31
SWING N SLIDE CORP
filed 1998-03-30
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                                or
                  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Yes   X                            No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by nonaffiliates as of March 16, 1998 was $10,566,324 (excludes shares held by directors and officers of registrant). This is based on the closing price of the common stock on the AMEX - American Stock Exchange.

   At March 24, 1998, there were 7,908,964 shares of common stock outstanding.

   Part III incorporates information by reference from the Proxy Statement for the annual meeting of stockholders to be held on June 4, 1998.

   Special Note Regarding Forward-Looking Statements

   Certain matters discussed herein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
   Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

   Item 1 - Business

   General

   Swing-N-Slide Corp. is a leading designer, manufacturer and marketer of commercial and consumer playground equipment. It was incorporated in Delaware on January 10, 1992, and on January 31 of that year its wholly owned subsidiary Newco, Inc., a Wisconsin corporation ("Newco"), incorporated on November 27, 1991, acquired substantially all of the assets and business of a predecessor company. Swing-N-Slide Corp. and Newco, Inc. are sometimes referred to herein as the "Company" or "Swing-N-Slide."

   On March 13, 1997, Newco acquired all of the issued and outstanding shares of GameTime, Inc., an Alabama corporation ("GameTime/R/"). Immediately following the acquisition on March 13, 1997, GameTime/R/ merged into Newco.

   The Company's commercial playground systems are primarily sold under the brand name GameTime/R/. GameTime/R/ is one of the leading manufacturers and marketers of modular and custom commercial outdoor playground equipment in the world. GameTime/R/ markets its playground systems and components to municipalities, schools, park districts and other playground equipment users through a network of independent representatives. The Company's consumer playground systems are primarily sold under the brand name Swing-N-Slide/R/. The Swing-N-Slide/R/ product line is marketed through hardware and home center customers. The Swing-N-Slide/R/ do-it-yourself wooden playground equipment is the market leader in the U.S. and is sold worldwide through more than 6,000 home center, building supply and hardware stores.

   Products and Markets

   Commercial Playground Systems

   In 1994, the Company introduced a new line of wooden commercial playground systems sold under the Tuff Kids/TM/ brand name. This is a complete playground system targeted at small to medium-size applications such as day care centers, churches, campgrounds and schools. Installation options for Tuff Kids/TM/ commercial playgrounds range from do-it-yourself to full installation by a contractor. The Tuff Kids/TM/ line is sold through the same distribution channels as Swing-N-Slide/R/'s consumer playground systems. There are five basic models of the Tuff Kids/TM/ commercial units. By using a modular approach, future expandability becomes simplified.

   As mentioned previously, on March 13, 1997, Newco acquired the stock and business of GameTime, Inc., a leading manufacturer of commercial playground equipment.

   GameTime/R/ manufactures over 4,000 products in a wide variety of colors. GameTime/R/'s largest product offering is plastic and metal playground systems, which are custom manufactured using several hundred pre-designed components. GameTime/R/ also manufactures preschool playground equipment such as mini-playgrounds and sandboxes, sport and fitness products, such as basketball and soccer equipment, park products, such as picnic tables and picnic benches and site complements, such as benches, litter receptacles and bicycle racks. GameTime/R/ also offers replacement parts and accessories for all its playground systems.

   GameTime/R/'s products contain many unique proprietary components. Examples of these include MegaLoc/R/, a clamp which maximizes strength while minimizing installation error; Bigfoot/TM/, a large three-in-one slide; Megarock/TM/, a freeform multiple use climber; and PlayGraphics/TM/, graphics which are molded into GameTime/R/'s products.

   The metal commercial playground equipment consists of playground systems built from plastic and metal components, as well as ancillary playground equipment such as swings and whirls. Plastic components are rotationally molded using primarily low-density polyethylene and are used in slides, tubes and roof components. Metal components include steel and aluminum uprights, steel tubing, decks and hardware.

   Nearly all of GameTime/R/'s sales are conducted through a network of independent sales representatives. These sales representatives have access to proprietary CAD software, which allows the customer to design in color and price a 3-dimensional playground system on-site.


   Consumer Playground Systems

   The Swing-N-Slide/R/ product line consists of a broad line of do-it-yourself wooden playground kits, plastic slides and accessories for home playground use. These kits contain well-illustrated instructions to simplify construction by do-it-yourself consumers. The kits are specifically designed to be assembled by the consumer, and most of the kits can be combined with each other and with Swing-N-Slide/R/'s high-density polyethylene slides. The Company estimates that its playground kits generally can be assembled by two adults in approximately two to twelve hours depending on the size and complexity of the unit.

   The wooden playground kits manufactured and sold by Swing-N-Slide/R/ include an assembly plan, brackets, hardware and various accessories in an attractive box that illustrates and lists the lumber, nails and tools required to complete the kit. The Company currently sells twelve basic designs of playground kits.

   Swing-N-Slide/R/ also designs and manufactures high-density polyethylene slides for use on its wooden playground kits. In addition, the slides are readily adaptable for use on pre-cut, do-it-yourself and custom playground units produced by other manufacturers. The Company currently manufactures and sells six different high density polyethylene slides.

   Swing-N-Slide/R/ sells a broad line of accessories, which complement its wooden playground kits. Examples of accessories include swing seats, metal and wood swing hangers, climbing ropes, ladders, nets, merry-go-rounds and replacement tarps. Swing-N-Slide/R/'s wooden playground kits include between one and four open spots that the consumer can customize with various accessories. Therefore, a significant portion of Swing-N-Slide/R/'s accessories are sold in connection with the purchase of a playground kit or as upgrades or replacement parts for Swing-N-Slide/R/'s growing base of installed units. The Company also believes that a portion of its accessories are sold as replacement parts for wooden and metal gym sets produced by other manufacturers.

   In 1996 the Company began selling a line of four ready-to-assemble wood backyard playground kits. These kits include all required cut, drilled and sanded lumber, hardware, certain accessories and an easy to follow assembly plan. High-density polyethylene slides are included in three of the four kits.

   Fabrication and Other Products

   The Company manufactures several metal components that are an integral part of both its consumer and commercial playground systems. In addition, the Company designs and manufactures custom fabricated metal and plastic parts that are unrelated to playground equipment for a small group of original equipment manufacturer (O.E.M.) customers. The Company's sales to O.E.M. customers enable it to cost-effectively maintain a core of full-time, highly skilled workers during the seasonal slower sales periods of the Company's primary business.

   In 1996, the Company also began manufacturing and selling the Shape Plastics/TM/ brand of window well covers, composters and utility tubs. The Shape Plastics/TM/ product line is sold through home center stores and building supply retailers.

   Customers

   GameTime/R/'s commercial playgrounds systems are sold through a network of independent sales representatives directly to city and county governments, nursery, elementary and middle schools, and building contractors.

   Because the Company's consumer playground systems products are mainly designed for the do-it-yourself consumer, and because its kits require lumber, almost all of the Company's consumer playground systems sales are made to home center and building supply retailers such as 84 Lumber, Home Depot, Lowes, and Payless Cashways, and hardware stores which carry lumber such as Ace Hardware and HWI. The total number of retail outlets which carry the Company's Swing-N-Slide/R/ product line is approximately 6,000.

   Manufacture and Assembly

   The Company's commercial playground systems, with the exception of the Tuff Kids/TM/ product line, are manufactured at two facilities totaling 241,000 square feet located in Fort Payne, Alabama. These facilities are located on a 78-acre parcel of land owned by the Company.
   In addition, the Company leases a 3.5 acre parcel of land in Crystal Springs, Georgia on which a wood-processing facility is located.

   All of the Company's consumer playground systems and the Tuff Kids/TM/ commercial product line are manufactured, assembled and packaged at two locations totaling 162,000 square feet located in Janesville, Wisconsin. These facilities were designed specifically to assemble, package and warehouse the Swing-N-Slide/R/ product line. These facilities and the Company's production processes are designed to promote maximum production flexibility. The plant has multiple production lines, which enable the Company to produce varying quantities of products or change production runs depending on customer demand. The Company anticipates that these facilities will have sufficient capacity for at least the next twenty-four months.

   The Company typically enters into annual purchase agreements with suppliers of its primary raw materials such as steel, paint, aluminum and polyethylene. Management believes that alternate sources of supply are readily available for substantially all raw materials and components. The Company believes that it currently has an adequate supply of raw materials and components. Imports represent an insignificant portion of the Company's raw materials.

   Competition

   The market for commercial playground systems is highly competitive. GameTime/R/ is one of four major manufacturers of commercial playground systems. Its three largest competitors are Miracle Recreation Equipment Company, Landscape Structures, Inc., and Little Tikes Commercial PlaySystems, Inc., a unit of Rubbermaid, Inc. GameTime/R/ competes on the basis of new product design and innovation, price, safety and unique product characteristics.

   The market for consumer playground systems is also highly competitive and the Company faces competition from manufacturers of metal swing sets and pre-cut and custom built wood kits. Hedstrom Corporation is a major manufacturer and marketer of metal gym sets, plastic and metal slides and accessories. Hedstrom Corporation also manufactures and sells a competing line of do-it-yourself wooden playground kits. Several other manufacturers also manufacture and market kit products which are similar to the Company's consumer kits. The Company competes on the basis of design, a complete merchandising program, quality, timeliness of delivery, service, price, packaging and brand name recognition. The Company believes that its design capabilities, complete merchandising programs, marketing activities and reputation for on-time delivery enable it to compete effectively. Each year customer programs are negotiated for the upcoming selling season.

   Seasonality and Backlog

   The Company's sales pattern is seasonal and is concentrated in the period from April 1 through September 30. For the year ended December 31, 1997, approximately 67 percent of the Company's net sales occurred between April 1 and September 30. Previous to the acquisition of GameTime/R/, the Company's sales were concentrated in the period from January 1 through June 30. For fiscal years 1995 and 1996 approximately 74 percent and 69 percent, respectively, of the Company's net sales occurred between January 1 through June 30. The amount of backlog existent at any one time is not a significant factor and normally does not exceed 10 percent of annual sales.

   Typically, indebtedness under the Company's revolving credit facility increases during the first quarter, primarily as a result of increased working capital needs to meet the seasonal increase in production. The Company offers a first order-dating program to its larger consumer playground systems customers, which results in March and April being the peak months for borrowing.

   Trade Names and Trademarks

   The Company uses numerous trademarks and trade names in its business. While the Company believes that the products and services underlying such trade names and trademarks are of importance to the Company and that such trademarks and trade names as a whole are of material importance to the Company's business in which they are used, none, besides GameTime/R/ and Swing-N-Slide/R/, individually is material to the Company's business.

   Regulation

   The Company's products are designed and tested to meet the safety guidelines of the American Society for Testing and Materials (ASTM) for commercial playground systems and home playground systems. The Company utilizes third-party testing agencies as well as conducting in-house testing to ensure that they comply with the ASTM guidelines. Commercial playground systems are also certified by the International Play Equipment Manufacturers Association (IPEMA) of which the Company is an active participant. IPEMA is a member driven international trade organization which represents and promotes an open market for manufacturers of playground equipment.

   The Company is subject to the environmental laws and regulations of the United States and the States of Wisconsin and Alabama, as well as local ordinances. The Company has established procedures for maintaining environmental law compliance, including procedures for the disposal of limited quantities of hazardous waste, with United States Environmental Protection Agency ("EPA") licensed haulers and recyclers. The Company also incurs on-going costs in monitoring compliance with environmental laws and in connection with disposal of non-hazardous waste materials. Costs for environmental compliance and waste disposal have not traditionally been material to the Company. However, environmental laws and regulations imposed through the EPA and state environmental agencies nationwide are becoming more stringent and could result in higher costs for the Company and its competitors in the future.

   In general, the Company has not experienced difficulty complying with governmental regulations, and compliance has not had a material effect on the Company's business.

   Employees

   At December 31, 1997, the Company had 516 full-time employees consisting of 26 sales and marketing employees, 119 in administration and 371 engaged in manufacturing and assembling. During peak production months, such as March, the Company hires approximately 120 additional temporary employees for manufacture and assembly. None of the full-time or temporary employees are represented by a union. The Company has never experienced a work stoppage or slowdown.

   Item 2 - Properties

   The Company's commercial playground systems manufacturing facilities are located in Fort Payne, Alabama. The facilities consist of a 216,000 square foot building and a 25,000 square foot building on approximately 78 acres. All land and facilities are owned by the Company.

   The Company's manufacturing and distribution facilities for consumer playground systems and its corporate offices are located in Janesville, Wisconsin. The facilities consist of two buildings, one approximately 132,000 square feet and the other approximately 30,000 square feet, both located on approximately twenty-six acres. All land and facilities are owned by the Company. Substantially all the Company's owned real property is mortgaged to its senior lenders.

   The Company has a non-cancelable operating lease through 2002 for an approximately 92,000 square foot building that acts as the distribution center for the Swing-N-Slide/R/ product line. In addition, the Company leases approximately 20,000 square feet of warehouse space pursuant to a year-to-year lease (commencing March 1, 1997). These facilities are located in Janesville, Wisconsin, and are expected to provide sufficient storage space for an adequate supply of the Company's products to meet demand. In addition, the Company leases a 3.5 acre parcel of land in Crystal Springs, Georgia on which a wood-processing facility is located.

   Item 3 - Legal Proceedings

   Swing-N-Slide has been named as a defendant in a class action pending in the Court of Chancery of the State of Delaware, New Castle County (the "Court") entitled Robert Barbieri vs. Swing-N-Slide Corp., Thomas R. Baer, Richard G. Mueller, Andrew W. Code, James D. Dodson, Peter M. Gotsch, Terence S. Malone, Henry B. Pearsall and Brian P. Simmons, GreenGrass Holdings and GreenGrass Management, LLC, Case No. 14239, filed April 14, 1995 (the "Civil Action"). The complaint alleges that Swing-N-Slide's tender offer for 3.6 million outstanding shares of the Company's Common Stock, which was completed in January 1995, was the result of a deceptive and manipulative plan on the part of the individual defendants to enrich themselves. The plaintiff (the "Plaintiff") also challenges on similar grounds the purchase by GreenGrass of (1) approximately 3.5 million shares of Common Stock pursuant to a tender offer completed in February 1996, and
   (2) certain securities (the "GreenGrass Transactions"). As to the first allegation, the plaintiffs were granted certification of the two classes of stockholders consisting of all stockholders other than the defendants at November 14, 1994 (the "Self Tender Offer Class") or at March 15, 1995 (the "Proxy Statement Class"). As to the second allegation, the plaintiffs were granted certification of a class consisting of all stockholders other than the defendants as of January 10, 1996 (the "GreenGrass Tender Offer Class", and together with the Self Tender Offer Class and the Proxy Statement Class, the "Classes"). On February 12, 1996, the parties entered into a Stipulation and Order (the "Stipulation and Order"), which the Court entered on February 13, 1996, under which the Plaintiff agreed not to seek injunctive relief with respect to GreenGrass Transactions, and Swing-N-Slide, GreenGrass and GreenGrass Management, LLC agreed to amend certain terms of the GreenGrass Transactions.

   On December 31, 1997, counsel for the Plaintiff and counsel for the Company, GreenGrass Holdings and GreenGrass Management, LLC executed a Memorandum of Understanding (the "MOU") and tentatively agreed to a settlement of the Civil Action. The MOU contemplates preparation and execution by the parties of formal settlement documents, including a Stipulation of Settlement (the "Stipulation of Settlement"), pursuant to which (1) all claims of the Classes against all the defendants (including Swing-N-Slide) in the Civil Action will be settled, released and dismissed with prejudice, subject to the approval of the Court; (2) Swing-N-Slide will pay on behalf of all the defendants a total of $700,000 (the "Settlement Proceeds"), which will not be disbursed until the final Court approval of the settlement, up to $175,000 of which may be used to pay reasonable attorneys' fees, expenses and costs of plaintiffs' counsel; and
   (3) the Company will file with the Commission, no later than March 31, 1998, a registration statement for the offer and sale of the Debentures pro rata to stockholders (other than GreenGrass) of record on July 27, 1996. The Company and its Directors & Officers insurance carrier have reached an agreement pursuant to which the insurance carrier will pay $575,000 of the $700,000 to be paid on behalf of the defendents. Although the Company does not believe the results of the suit or the settlement will have material adverse effect on the financial condition or results of operations of the Company, there can be no assurance that other stockholder suits will not arise and that the resolution of such other suits, if any, will not have a material adverse effect on the financial condition or results of operations of the Company.

   Due to the nature of its business, the Company, at any particular time, is subject to a number of product liability claims for personal injuries allegedly relating to its products. The Company has to date been successful in defending or settling such claims. Thus far, no such claims have resulted in any material payments on account of defending or settling such claims. The Company's products are designed to meet applicable ASTM guidelines. However, sales of the Company's products have increased and several of the Company's products are new and, therefore, the claims experience of such products cannot be predicted. Because of the foregoing factors, there can be no assurance that the Company will not be subject to material liabilities on account of product liability claims in the future.

   The Company currently maintains an occurrence based product liability insurance policy with coverage of up to $2.0 million per occurrence and in the aggregate with a deductible of $50,000 per occurrence. In addition, the Company maintains excess occurrence based coverage for product liability claims with a limit of $50.0 million per occurrence and in the aggregate and a deductible of $10,000 per occurrence.

   In addition to product liability proceedings, the Company has, from time to time, become a party to other claims and lawsuits in the ordinary course of its business. The Company believes that such claims and lawsuits to which the Company is currently a party will not have a material adverse effect on the financial condition or results of operations of the Company.


   Item 4 - Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1997.


                                     Part II

       Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters

   Common Stock Prices and Dividends

   Swing-N-Slide's stock has been traded on the American Stock Exchange
   (AMEX) since August 10, 1995, under the symbol "SWG". From July 6, 1995 to August 9, 1995, the stock was traded on the over-the-counter market and prior to July 6, 1995 the stock was traded on the Nasdaq Stock Market. Set forth below for the calendar quarters indicated are the high and low bid information and closing prices, as applicable.

                            1996                1997
                       High      Low       High      Low
   1st Quarter         5 9/16    3 1/2     5 1/2     3 1/8
   2nd Quarter         4 1/8     3 7/16    4 3/8     3 9/16
   3rd Quarter         3 1/2     2 1/2     4 15/16   3 3/4
   4th Quarter         3 3/8     2 5/8     4 3/4     3 3/4

   As of March 24, 1998, there were 77 record holders and approximately 1,000 beneficial owners of Swing-N-Slide's common stock.

   There have been no dividends paid to stockholders since the inception of Swing-N-Slide in January 1992. Under the terms of the current credit agreement, Swing-N-Slide and Newco are generally prohibited from paying dividends to stockholders.

   Options to purchase 5,000 shares of common stock of the Company at an exercise price of $3.63 per share were granted to each of four directors on May 23, 1997. Section 4(2) of the Securities Act of 1933, as amended, was relied upon for exemption from registration with respect to such option grants.

   For additional information relating to sales of unregistered securities, see "Liquidity and Capital Resources" under Item 7 hereof. Section 4(2) of the Securities Act of 1933, as amended, was relied upon for exemption from registration with respect to such sales.


   Item 6 - Selected Financial Data

                                                           Year Ended December 31
                                          1993        1994          1995         1996         1997
                                                  (in thousands, except per share amounts)

    Statement of income data:
    Net sales . . . . . . . . . . .    $51,074      $51,816       $45,077      $41,872      $89,494
    Gross profits . . . . . . . . .     26,769       25,500        21,902       20,544       40,901
    Operating income  . . . . . . .     13,786        7,909        11,131        9,618       11,573
    Income before income taxes and
         extraordinary item . . . .     12,569        7,378         6,727        3,050        3,307
    Extraordinary item  . . . . . .         -            -             -            -          (860)
    Net income  . . . . . . . . . .      7,962        4,591         4,127        1,570        1,177

    Per common share:
    Basic:
      Income before extraordinary
        item  . . . . . . . . . . .      $0.83        $0.48         $0.67        $0.26        $0.29
      Extraordinary item  . . . . .         -            -             -            -         (0.12)
      Net income  . . . . . . . . .      $0.83        $0.48         $0.67        $0.26        $0.17

    Diluted:
      Income before extraordinary
        item  . . . . . . . . . . .      $0.83        $0.48         $0.67        $0.26        $0.28
      Extraordinary item  . . . . .         -            -             -            -         (0.10)
      Net income  . . . . . . . . .      $0.83        $0.48         $0.67        $0.26        $0.18

    Balance sheet data (at period
    end):

    Working capital (deficit) . . .    ($4,783)      $2,178          ($81)     ($1,525)     ($2,242)
    Total assets  . . . . . . . . .     44,330       47,610        44,585       46,264      101,165
    Total debt(1) . . . . . . . . .      9,909        7,588        41,738       41,498       72,531
    Total stockholders' equity
      (deficit) . . . . . . . . . .     30,834       35,425          (796)         789       11,694

   ----------
   (1)  Includes revolving loan and current and long-term portions of debt and capital leases.

   Item 7- Management's Discussion and Analysis of
        Financial Condition and Results of Operations

   The following is a comparison of the results of operations of the Company for the year ended December 31, 1997, with the results of operations for the year ended December 31, 1996, and of the results of operations for the year ended December 31, 1996, with the results of operations for the year ended December 31, 1995.

   On March 13, 1997, the Company acquired GameTime, Inc./R/, a leading manufacturer of modular and custom commercial outdoor playground equipment for schools, parks, and municipalities. GameTime/R/ was merged into Newco, Inc., the Company's wholly owned operating subsidiary, as an independent business unit. The acquisition of Gametime/R/ was accounted for using the purchase method. Therefore, the results of operations for GameTime/R/ are included with those of the Company beginning with the date of the acquisition.

   Results of Operations:

   Year ended December 31, 1997, compared to the year ended December 31, 1996.

   Net Sales. Net sales increased by $47.6 million, or 113.7 percent, for the year ended December 31, 1997, as compared to the year ended December 31, 1996. The reason for the increase in sales for 1997 is the growth in sales of commercial playground systems driven by the GameTime/R/ acquisition on March 13, 1997. Sale of the Company's consumer products decreased $5.5 million, or 13.1 percent, for the twelve months ended December 31, 1997 as compared to the same period in 1996. This sales decline is primarily due to poor weather in some of the strongest sales areas during the critical spring selling season and a change in the timing of year-end orders reflecting retailers increased focus on reducing their inventory levels.

   Gross Profit. Gross profit increased $20.4 million, or 99.1 percent, but decreased as a percentage of net sales to 45.7 percent for the year ended December 31, 1997 as compared to 49.1 percent for the same period a year ago. The main reasons for the decrease in gross profit margin were a greater percentage of sales of the Company's lower margin product categories and the impact of lower sales volume on fixed overhead costs for consumer playground systems.

   Selling Expenses. Selling and marketing expenses increased $12.8 million, or 256.9 percent, and increased as a percentage of net sales to 19.9 percent for the year ended December 31, 1997 as compared to 11.9 percent for the year ended December 31, 1996. The dollar increase is mainly due to the inclusion of GameTime/R/'s selling and marketing expenses. The increase as a percentage of net sales is mainly due to the higher selling costs as a percentage of net sales inherent in the commercial playground area.

   General and Administrative Expenses. General and administrative expenses increased $4.9 million, or 104.2 percent, but decreased as a percentage of net sales to 10.7 percent for the year ended December 31, 1997 as compared to 11.2 percent for the same period in 1996. The dollar increase is primarily due to the inclusion of GameTime/R/'s general and administrative expenses since March 13, 1997.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill, and other identifiable intangible assets was $1.9 million for the year ended December 31, 1997 as compared to $1.2 million for the same period a year ago. Additional amortization resulted from the goodwill, identifiable intangible assets and financing fees associated with the GameTime/R/ acquisition.

   Other Expenses. Interest expense increased $3.6 million to $7.5 million for the twelve months ended December 31, 1997. This increase in interest expense is due to the additional debt that was incurred in connection with the GameTime/R/ acquisition.

   Other expense decreased to $0.8 million for the year ended December 31, 1997, from $2.6 million for the same period a year ago. Included in other expenses in 1996 were the fees and expenses paid by the Company related to the tender offer by GreenGrass Holdings in February 1996. In 1997, other expense includes the costs related to the settlement of stockholder lawsuits.

   Extraordinary Item. For the year ended December 31, 1997, the Company recorded an extraordinary loss of approximately $0.9 million (net of a tax benefit of approximately $0.5 million) for the write-off of unamortized deferred financing fees. These costs were written-off in connection with the repayment in full of the indebtedness under the Company's previous credit agreement.

   Year ended December 31, 1996, compared to the year ended December 31, 1995.

   Net Sales. Net sales decreased by $3.2 million, or 7.1 percent, for the year ended December 31, 1996, as compared to the year ended December 31, 1995. Sales of the consumer core product line (playground kits, slides and accessories) were down 12.7 percent for the year ended December 31, 1996, compared to the same period a year ago. The sales decline was primarily attributable to the continued trend of retailers carrying less inventory, industry consolidation and competition in the market.

   Gross Profit. Gross profit decreased $1.4 million, or 6.2 percent, but increased as a percentage of net sales to 49.1 percent for the year ended December 31, 1996, as compared to 48.6 percent for the year ended December 31, 1995. The primary reasons for the increase in gross profit margin were lower high-density polyethylene costs and improved manufacturing efficiencies which more than offset the negative impact of the allocation of fixed overhead costs to lower sales volume.

   Selling Expenses. Selling and marketing expenses decreased $0.3 million, or 5.8 percent, but increased slightly as a percentage of net sales to
   11.9 percent for the year ended December 31, 1996, as compared to 11.7 percent for the same period in the previous year. The dollar decrease was mainly due to a decrease in commission expense ($0.2 million) and a decrease in display building costs ($0.1 million).

   General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 6.7 percent, and increased as a percentage of net sales to 11.2 percent for the year ended December 31, 1996 as compared to 9.8 percent for the year ended December 31, 1995. The primary reason for the dollar increase was the payment of a management consulting services fee ($0.3 million) to certain members of GreenGrass Capital LLC in 1996 pursuant to an annual management agreement the Company entered into in 1996.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other identifiable intangible assets was $1.2 million for the year ended December 31, 1996, as compared to $1.1 million for the same period in 1995. Additional amortization resulted from the financing fees associated with the February 1996 issuance of 10% Convertible Subordinated Debentures due 2004.

   Other Expenses. Interest expense decreased $0.4 million to $3.9 million for the year ended December 31, 1996, as compared to 1995. This decrease was primarily due to the pay down of $5.0 million of the Company's term note in 1995 and the pay down of $6.5 million of the Company's term note in the first two quarters of 1996 ($0.8 million). However, this decrease was partially offset by the interest on the 10% Convertible Subordinated Debentures due 2004 that were issued in 1996 ($0.4 million).

   Other expenses increased from $92,000 for the year ended December 31, 1995 to $2.6 million for the year ended December 31, 1996. Included in other expenses were the fees and expenses paid by the Company related to the tender offer by GreenGrass Holdings in February 1996 ($2.6 million).

   Income Taxes. Income taxes for the year ended December 31, 1996, were at an effective rate of 48.5 percent. This differs from the effective rate of
   38.7 percent in 1995 because certain costs related to the tender offer completed in February 1996 were not deductible for tax purposes.

   Liquidity and Capital Resources

   On March 13, 1997, the Company's operating subsidiary, Newco, acquired all of the issued and outstanding shares of capital stock of GameTime, Inc. for $27.0 million and the assumption of GameTime indebtedness of approximately $13.2 million. Immediately following the acquisition, GameTime was merged with and into Newco. To provide financing for this acquisition, to refinance certain indebtedness of the Company, Newco and GameTime, and to provide funds for working capital purposes, the Company and Newco entered into the senior credit facility described below.

   On March 13, 1997, a group of banks provided Newco with a $69.5 million senior credit facility. The facility consists of (a) a $20.0 million revolving credit facility; (b) a $45.0 million Term Loan A facility; and
   (c) a $4.5 million Term Loan B facility. The entire facility is guaranteed by Swing-N-Slide Corp., and secured by first priority mortgages or security interests in all of Newco's tangible and intangible assets, as well as a pledge of 100 percent of the outstanding shares of Newco Common Stock. In addition, Newco is subject to certain restrictive covenants, which include, among other things, restrictions on the payment of dividends or issuance of capital stock and a limitation on additional indebtedness.

   Borrowings under the revolving credit facility are limited to specified percentages of inventories and accounts receivable, not to exceed $20.0 million. The interest rate on borrowings under the revolving credit facility is either (i) 0.75 to 1.50 percent over the prime rate, or (ii)
   2.00 to 2.75 percent over LIBOR, with the precise rate depending upon Newco's debt-to-cash flow ratio. The revolving credit facility matures on March 13, 2003. Up to $1.0 million of the revolving credit facility is available for the issuance of letters of credit. At December 31, 1997, the outstanding amount of the revolving credit facility was approximately $7.6 million and the applicable interest rate was 2.75 percent over LIBOR.

   The Term Loan A facility bears interest at the same rates as the revolving credit facility. The principal portion of the Term Loan A facility must be repaid quarterly beginning June 30, 1997, in amounts of between $0.5 million and $2.9 million, with the final quarterly installment due December 31, 2002. Newco is also required to make annual prepayments on the Term Loan A facility of between 50 and 75 percent of its excess cash flow. Based on the excess cash flow calculation for the year ended December 31, 1997, a mandatory prepayment of approximately $2.8 million is required. This amount has been classified as part of the current portion of long-term debt.

   The Term Loan B facility bears interest at either 2 percent over the prime rate or 3.25 percent over LIBOR. The Term Loan B facility matures June 30, 2003, but must be prepaid quarterly beginning June 30, 1997, in amounts of between $16,667 and $33,334.

   On March 13, 1997, Swing-N-Slide and Newco entered into Securities Purchase Agreements with Massachusetts Mutual Life Insurance Company and certain of its affiliates, pursuant to which the Company sold warrants (the "MassMutual Warrants") to purchase an aggregate of 607,297 shares of its Class A Common Stock, and Newco sold its 12 percent Senior Subordinated Notes due March 13, 2005 (the "MassMutual Notes"), in the aggregate principal amount of $12.5 million. The MassMutual Warrants are exercisable at any time during the period commencing March 13, 1997, and terminating on the later of March 13, 2003, or the date upon which all of the MassMutual Notes have been paid in full, at an exercise price of $.001 per share.

   On March 13, 1997, the Company also entered into an Investment Agreement with GreenGrass Holdings pursuant to which the Company sold to GreenGrass Holdings 1,245,331 shares of its Common Stock for an aggregate purchase price of $5.0 million or a per share purchase price of $4.015, and sold its Junior Subordinated Bridge Note (the "Bridge Note") in the principal amount of $2.5 million due no later that December 31, 1997, bearing interest at a rate of 13.5 percent per annum. On December 31, 1997, the Bridge Note of $2.5 million was paid. The Company used the proceeds from the issuance of $2.5 million of its Common Stock at a per share purchase price of $4.015 to pay-off the Bridge Note. Of the $2.5 million of Common Stock sold, GreenGrass Holding purchased approximately $2.0 million and the remainder was purchased by non-GreenGrass Holdings stockholders of record on August 25, 1997.

   The Company made capital expenditures totaling approximately $1.6 million in the year ended December 31, 1997. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and future capacity for borrowing will be sufficient to fund current business operations as well as future capital expenditures and growth opportunities.

   Impact of Year 2000

   Certain of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, such older computer programs could misinterpret a dating using "00" as the year 1900 rather than the year 2000. The computer software of the Swing-N-Slide/R/ division has been updated to address the year 2000 issue. The GameTime/R/ division is in the process of updating its computer software and is expected to complete the updating process by the end of 1998. The Company does not believe (1) that the cost of addressing the year 2000 issues is a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, or (2) that the costs or the consequences of incomplete or untimely resolution of the year 2000 issue represent a known material event or uncertainty that is reasonably expected to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial conditions.

   Item 8 - Financial Statements and Supplementary Data


   Index to Financial Statements:

                                                                    Form 10-K
        Swing-N-Slide Corp.:                                      Page Number

        Report of Independent Auditors . . . . . . . . . . . . . . . .   22
        Consolidated Balance Sheets at December 31, 1996
         and 1997  . . . . . . . . . . . . . . . . . . . . . . . . .  23-24
        For the years ended December 31, 1995, 1996 and 1997:
        - Consolidated Statements of Income  . . . . . . . . . . . . .   25
        - Consolidated Statements of Stockholders' Equity  . . . . . .   26
        - Consolidated Statements of Cash Flows  . . . . . . . . . .  27-28
        Notes to Consolidated Financial Statements . . . . . . . . .  29-43

                Report of Ernst & Young LLP, Independent Auditors

   Board of Directors and Stockholders
   Swing-N-Slide Corp.

   We have audited the accompanying consolidated balance sheets of Swing-N-Slide Corp. (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




   Milwaukee, Wisconsin                                 /s/ ERNST & YOUNG LLP
   January 30, 1998

                               Swing-N-Slide Corp.
                           Consolidated Balance Sheets

                                                       December 31
                                                   1996            1997
                                                      (In Thousands)
   Assets
   Current assets:
    Cash                                              $1           $677
    Accounts receivable, less allowance for
      doubtful accounts of $98 and $407            5,637         13,295
    Other receivables                                550            162
    Refundable income taxes                            -          1,157
    Inventories                                    7,235         12,533
    Prepaid expenses                               1,654          1,586
    Deferred income taxes                              -            765
                                                 -------        -------
   Total current assets                           15,077         30,175

   Property, plant and equipment, net              5,524         20,535
   Deferred financing and other costs, net
    of accumulated amortization of $914 and
    $868                                           2,478          3,639
   Identifiable intangible assets, net of
    accumulated amortization of $253 and
    $527                                           1,147          6,909
   Deferred income taxes                             560              -
   Goodwill, net of accumulated amortization
    of $3,048 and $4,049                          21,478         39,907
                                                 -------        -------
                                                 $46,264       $101,165
                                                 =======        =======

                                                    December 31
                                                  1996       1997
                                                   (In Thousands)
   Liabilities and stockholders' equity
   Current liabilities:
    Revolving loan                              $5,625         $7,615
    Accounts payable                             2,711          5,949
    Accrued income taxes                             1              -
    Accrued expenses                             1,155          9,396
    Deferred income taxes                          110              -
    Current portion of long-term debt            7,000          9,457
                                               -------        -------
   Total current liabilities                    16,602         32,417

   Long-term debt                               23,550         49,590
   Convertible subordinated debentures
        payable to stockholder                   5,323          5,869
   Deferred income taxes                             -          1,595

   Commitments and contingent liability
    (Notes 4 and 10)

   Stockholders' equity:
    Preferred stock, $.01 par value,
      5,000,000 shares authorized, no
      shares issued or outstanding                   -              -
    Common stock, $.01 par value,
      25,000,000 shares authorized,
      9,604,000 and 11,542,268 shares issued        96            115
    Class B common stock, $.01 par value,
     1,750,000 shares authorized, no
     shares issued or outstanding                    -              -
    Additional paid-in capital                  27,646         37,518
    Excess purchase price over predecessor
      basis                                     (5,627)        (5,627)
    Retained earnings                           19,022         20,199
    Cost of 3,600,000 and 3,634,385 shares
      of common stock in treasury              (40,348)       (40,511)
                                               -------        -------
   Total stockholders' equity                      789         11,694
                                               =======        =======
                                               $46,264       $101,165
                                               =======        =======


   See accompanying notes.

                               Swing-N-Slide Corp.

                        Consolidated Statements of Income

                                     Year ended December 31
                                    1995       1996      1997
                              (In Thousands, Except Per Share Data)

   Net sales                       $45,077     $41,872    $89,494
   Cost of goods sold               23,175      21,328     48,593
                                   -------     -------    -------
   Gross profit                     21,902      20,544     40,901

   Operating expenses:
     Selling                         5,296       4,991     17,813
     General and
       administrative                4,416       4,710      9,616
     Amortization of
       intangible assets             1,059       1,225      1,899
                                   -------     -------    -------
                                    10,771      10,926     29,328
                                   -------     -------    -------
   Operating income                 11,131       9,618     11,573

   Other expense:
     Interest expense                4,312       3,931      7,485
     Other, net                         92       2,637        781
                                   -------     -------    -------
   Total other expense               4,404       6,568      8,266
                                   -------     -------    -------
   Income before income taxes
     and extraordinary item          6,727       3,050      3,307

   Provision (credit) for
     income taxes:
     Current                         1,745         625       (235)
     Deferred                          630         630      1,280
     Benefit applied to reduce
       goodwill                        225         225        225
                                   -------     -------    -------
                                     2,600       1,480      1,270
                                   -------     -------    -------
   Income before extraordinary
     item                            4,127       1,570      2,037
   Extraordinary loss, net of
     income tax benefit of $540          -           -        860
                                   -------     -------    -------
   Net income                     $  4,127    $  1,570   $  1,177
                                   =======     =======    =======
   Basic earnings per share:
     Income before
       extraordinary item             $.67        $.26    $   .29
     Extraordinary item                  -           -       (.12)
                                   -------     -------     ------
     Net income                       $.67        $.26    $   .17
                                   =======     =======     ======
   Diluted earnings per share:
     Income before
       extraordinary item             $.67        $.26    $   .28
     Extraordinary item                  -           -       (.10)
                                   -------     -------     ------
     Net income                       $.67        $.26    $   .18
                                   =======     =======     ======

                                                         Swing-N-Slide Corp.

                                          Consolidated Statements of Stockholders' Equity
                                                                                          Excess Purchase
                                                                           Additional       Price Over
                                                      Common Stock           Paid-In        Predecessor      Retained
                                                Shares         Amount         Capital         Basis          Earnings
                                                                         (Dollars In Thousands)

   Balance at December 31, 1994               9,600,000          $  96        $27,631         $(5,627)       $13,325
    Purchase of common stock for
     treasury                                         -              -              -               -              -
    Net income                                        -              -              -               -          4,127
                                              ---------      ---------      ---------      ----------      ---------
   Balance at December 31, 1995               9,600,000             96         27,631          (5,627)        17,452
    Exercise of stock options                     4,000              -             15               -              -
    Net income                                        -              -              -               -          1,570
                                              ---------      ---------      ---------      ----------      ---------
Balance at December 31, 1996                  9,604,000             96         27,646          (5,627)        19,022
    Issuance of common stock, net of
     offering costs of $617                   1,381,238             13          4,918               -              -
    Issuance of common stock warrant                  -              -          2,723               -              -
    Purchase of common stock for
     treasury                                         -              -              -               -              -
    Issuance of common stock in
     repayment of Junior Subordinated
     Bridge Note                                488,382              5          1,956               -              -
    Interest on Junior Subordinated
     Bridge Note converted to common
     stock                                       68,648              1            275               -              -
    Net income                                        -              -              -               -          1,177
                                             ----------      ---------      ---------      ----------      ---------
   Balance at December 31, 1997              11,542,268           $115        $37,518         $(5,627)       $20,199
                                             ==========      =========      =========      ==========      =========

                                                  Treasury Stock
                                                Shares        Amount            Total

   Balance at December 31, 1994                       -     $          -       $ 35,425
    Purchase of common stock for treasury     3,600,000          (40,348)       (40,348)
    Net income                                        -                -          4,127
                                              ---------        ---------      ---------
   Balance at December 31, 1995               3,600,000          (40,348)          (796)
    Exercise of stock options                         -                -             15
    Net income                                        -                -          1,570
                                              ---------        ---------      ---------
   Balance at December 31, 1996               3,600,000          (40,348)           789

    Issuance of common stock, net of
     offering costs of $617                           -                -          4,931
    Issuance of common stock warrant                  -                -          2,723
    Purchase of common stock for treasury        34,385             (163)          (163)
    Issuance of common stock in repayment
     of Junior Subordinated Bridge Note               -                -          1,961
    Interest on Junior Subordinated
     Bridge Note converted to common
     stock                                            -                -            276
    Net income                                        -                -          1,177
                                              ---------        ---------      ---------
   Balance at December 31, 1997               3,634,385         $(40,511)      $ 11,694
                                              =========        =========      =========


                               Swing-N-Slide Corp.

                      Consolidated Statements of Cash Flows

                                              Year ended December 31
                                           1995          1996        1997
                                                    (In Thousands)
   Operating activities
   Net income                              $4,127       $1,570      $1,177
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
     Deferred income taxes                    630          630       1,280
     Benefit applied to reduce goodwill       225          225         225
     Write-off of unamortized deferred
        financing costs                         -            -       1,400
     Depreciation                           1,279        1,219       1,666
     Amortization of deferred financing
        costs and intangible assets         1,059        1,225       1,899
     Amortization of debt discount              -            -         289
     Interest converted to convertible
        subordinated debentures and
        common stock                            -          323         822
     Other                                     29            7           -
     Changes in operating assets and
        liabilities:
     Accounts receivable                      (87)      (1,068)     (2,692)
     Other receivables                         45         (385)        529
     Refundable/accrued income taxes          613          (48)     (1,158)
     Inventories                            1,853         (830)     (1,129)
     Prepaid expenses                        (258)        (687)        681
     Accounts payable                        (623)         459        (567)
     Accrued expenses                        (380)        (187)      4,699
                                          -------      -------    --------
   Net cash provided by operating
     activities                             8,512        2,453       9,121

   Investing activities
   Purchase of property, plant and
     equipment                               (669)        (448)     (1,640)
   Purchase of GameTime, Inc., net of
     cash acquired of $461 and
     including transaction costs of
     $2,896                                     -            -     (42,614)
   Other                                        -            -        (141)
                                          -------      -------    --------
   Net cash used in investing
     activities                              (669)        (448)    (44,395)

   Financing activities
   Net change in revolving loan            (5,750)       3,925       1,990
   Issuance of long-term debt              45,000            -      63,777
   Payments of long-term debt              (5,100)      (9,488)    (34,264)
   Issuance of convertible subordinated
     debentures payable to stockholder          -        5,000           -
   Debt issuance costs incurred            (1,645)      (1,463)     (3,044)
   Proceeds from issuance of common
     stock                                      -            -       4,931
   Proceeds from issuance of common
     stock warrant                              -            -       2,723
   Proceeds from exercise of stock
     options                                    -           15           -
   Purchase of treasury stock             (40,348)           -        (163)
                                         --------      -------    --------
   Net cash provided by (used in)
     financing activities                  (7,843)      (2,011)     35,950
                                         --------      -------    --------
   Net increase (decrease) in cash              -           (6)        676
   Cash at beginning of year                    7            7           1
                                          -------      -------     -------
   Cash at end of year                         $7           $1        $677
                                          =======      =======     =======

   Supplemental disclosure of cash
        flows information -
    Cash paid during the year for:
      Interest                             $4,313       $3,513      $5,619
      Income taxes, net of refunds
        received                            1,132          661         384



   See accompanying notes.

                               Swing-N-Slide Corp.

                   Notes to Consolidated Financial Statements

                                December 31, 1997

   1. Significant Accounting Policies

   Consolidation

   The consolidated financial statements of Swing-N-Slide Corp. (the Company) include the accounts of Swing-N-Slide Corp. and its wholly owned subsidiary, Newco, Inc. (Newco).

   Nature of Business

   The Company operates in one business segment, designing and manufacturing consumer and commercial outdoor playground equipment. The Swing-N-Slide division markets its primary product lines, kits for wooden swing sets and climbing units, plastic slides and related accessories, nationwide through home improvement retail centers. The GameTime division markets its modular and custom playground systems and components to municipalities, schools, park districts and other playground equipment users through a network of independent representatives. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

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

   Identifiable Intangible Assets and Goodwill

   Identifiable intangible assets and the excess of the cost of acquisition over the fair value of net assets acquired (goodwill) are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years.

   Impairment of Long-Lived Assets

   Property, plant and equipment, identifiable intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss will be recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

   Income Taxes

   Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

   Advertising

   Advertising costs are expensed as incurred and totaled $1,712,000, $1,728,000 and $2,490,000 in 1995, 1996 and 1997, respectively.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

   Earnings Per Share

   The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements. The numerator and denominator for the calculation of basic and diluted earnings per share are computed as follows (in thousands):

                                         1995         1996         1997

    Numerator:
     Numerator for basic
      earnings per share -
      income before
      extraordinary item                $4,127       $1,570       $2,037
     Effect of dilutive
      securities -
      10% convertible subordinated
        debentures                           -            -          343
                                        ------       ------       ------
     Numerator for diluted
      earnings per share                $4,127       $1,570       $2,380
                                       =======      =======      =======
    Denominator:
     Denominator for basic
      earnings per share -
      weighted average shares            6,178        6,004        6,942
     Effect of dilutive
      securities:
      Employee stock options
        (treasury stock method)              -            -           36
      Warrants                               -            -          485
      10% convertible subordinated
         debentures                          -            -        1,161
                                        ------       ------      -------
     Denominator for diluted
        earnings per share               6,178        6,004        8,624
                                        ======       ======      =======

   Pending Accounting Standards

   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Since this statement applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

   In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The statement defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means for assessing segment performance and allocating resources to segments. A measure of profit or loss, total assets and other related information are required to be disclosed for each operating segment. In addition, this statement requires the annual disclosure of information concerning revenues derived from the enterprise's products or services, countries in which it earns revenue or holds assets, and major customers. The statement is also effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will not affect the Company's results of operations or financial position, but may affect the disclosure of segment information.

   2. Acquisition

   On March 13, 1997, Newco acquired all of the issued and outstanding shares of capital stock of GameTime, Inc. (GameTime), a leading manufacturer of modular and custom commercial outdoor playground equipment, for $27,000,000 ($25,000,000 in cash and Newco's unsecured 10.0% Subordinated Notes due March 2005 in the principal amount of $2,000,000) and the assumption of GameTime indebtedness of approximately $13,179,000. Immediately following the acquisition, GameTime was merged with and into Newco.

   The acquisition has been accounted for under the purchase method; accordingly, the results of operations of GameTime are included in the consolidated financial statements from the acquisition date. The purchase price was allocated based on the estimated fair values of identifiable intangible and tangible assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the net assets acquired of $19,655,000 has been recorded as goodwill.

   The following unaudited pro forma results of operations for the years ended December 31, 1996 and 1997 assume the acquisition of GameTime occurred on January 1, 1996:

                                                 1996          1997
                                               (In Thousands, Except
                                                   Per Share Data)

    Net sales                                  $92,138         $96,445
    Income before extraordinary item             1,987           1,022
    Income before extraordinary item
    per share:
     Basic                                        0.25            0.13
     Diluted                                      0.24            0.12

   This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

   3. Balance Sheet Detail

   Inventories consist of the following:
                                                       December 31
                                                   1996            1997
                                                      (In Thousands)

     Finished goods and work in process           $3,109         $  7,112
     Raw materials                                 4,126            5,421
                                                 -------         --------
                                                  $7,235          $12,533
                                                 =======        =========

   Property, plant and equipment consist of the following:

                                                         December 31
                                                     1996          1997
                                                       (In Thousands)

     Land and land improvements                   $    253      $     982
     Buildings                                       3,122          7,581
     Shop equipment                                  6,175         16,253
     Office equipment                                  654          1,790
     Vehicles                                            2             57
                                                   -------        -------
                                                    10,206         26,663
     Less accumulated depreciation                   4,814          6,479
                                                   -------       --------
                                                     5,392         20,184
     Construction in progress                          132            351
                                                   -------       --------
                                                   $ 5,524        $20,535
                                                   =======       ========


   Identifiable intangible assets consist of the following:

                                                        December 31
                                                    1996           1997
                                                       (In Thousands)

     Patent cost                                   $1,400          $1,995
     Trademarks and trade names                         -           5,441
                                                  -------         -------
                                                    1,400           7,436
     Less accumulated amortization                    253             527
                                                  -------         -------
                                                   $1,147          $6,909
                                                  =======        ========

   Accrued expenses consist of the following:

                                                       December 31
                                                    1996           1997
                                                      (In Thousands)

     Accrued commissions                         $      -          $2,557
     Other accrued expenses                         1,155           6,839
                                                   ------         -------
                                                   $1,155          $9,396
                                                   ======         =======

   4. Revolving Loan, Long-Term Debt, Convertible Subordinated Debentures and Lease Commitments

   Long-term debt and convertible subordinated debentures consist of the following:

                                                      December 31
                                                   1996          1997
                                                     (In Thousands)

    Term loans                                   $30,550        $46,450
    12% senior subordinated notes, net of
     original issue discount of $2,434 at
     December 31, 1997 based on an imputed
     interest rate of 14.9%                            -         10,066
    10% convertible subordinated debentures
     payable to stockholder                        5,323          5,869
    10% subordinated notes payable (see
     Note 2)                                           -          2,000
    Other                                              -            531
                                                 -------        -------
    Total long-term debt                          35,873         64,916
    Less amounts due within one year               7,000          9,457
                                                 -------        -------
                                                 $28,873        $55,459
                                                 =======        =======


   On January 4, 1996, the Company entered into an agreement with GreenGrass Holdings, a general partnership of which one of the general partners is a group of the Company's senior management, pursuant to which the general partnership commenced a tender offer for up to 3,510,000 shares of common stock of the Company at a purchase price of $6.50 per share. The tender offer was completed on February 16, 1996. The agreement also provided that GreenGrass Holdings would purchase the Company's newly authorized 10% convertible subordinated debentures, maturing in 2004. The proceeds from the issuance of the debentures was used to pay down approximately $2.5 million of the Company's borrowings under its term loan and to pay fees associated with the tender offer and the issuance of the debentures. The debentures are convertible into shares of common stock of the Company at the rate of $4.80 of the face amount of the debentures for each share of common stock. Interest on the debentures is payable semiannually. Through February 15, 1999, at the option of the Company, interest on the debentures may be paid in the form of additional debentures. The debentures are unsecured.

   To provide financing for the acquisition of GameTime (see Note 2) and to refinance certain indebtedness of Newco and GameTime, the Company and Newco entered into the following agreements during 1997. In connection with the prepayment in full of the previous Newco credit agreement, the Company wrote off the unamortized balance of the related deferred financing costs of $1,400,000.

   On March 13, 1997, Newco entered into a $69,500,000 senior credit facility. The facility consists of a $20,000,000 revolving loan facility, a $45,000,000 Term Loan A facility and a $4,500,000 Term Loan B facility. The entire credit facility is guaranteed by the Company and secured by substantially all assets of Newco. Newco is subject to certain restrictive covenants which include, among other things, restrictions on the payment of dividends or issuance of capital stock and a limitation on additional indebtedness.

   Borrowings under the revolving loan facility are limited to specified percentages of inventories and accounts receivable, not to exceed $20,000,000. Interest on borrowings under the revolving loan facility is payable quarterly at either 0.75 to 1.5% over the prime rate or 2.0 to 2.75% over LIBOR, with the precise rate dependent upon Newco's debt-to-cash flow ratio. The revolving loan facility matures in March 2003. Up to $1,000,000 of the revolving loan facility is available for issuance of letters of credit. The Company is subject to an annual commitment fee of 0.5% of the daily unused portion of the commitment.

   The weighted average interest rate on the revolving loan facility at December 31, 1996 and 1997, is 10.0% and 8.8%, respectively.

   The Term Loan A facility bears interest at the same rates as the revolving loan facility. The principal portion of the Term Loan A facility is payable quarterly in amounts between $500,000 and $2,900,000, with the final quarterly principal payment due in December 2002. In addition, mandatory prepayments are required based on excess cash flow, as defined.

   The Term Loan B facility bears interest at either 2% over the prime rate or 3.25% over LIBOR, at the Company's option. The Term Loan B facility is payable quarterly in amounts between $16,667 and $33,334, with the final quarterly principal payment due in June 2003.

   On March 13, 1997, the Company and Newco entered into Securities Purchase Agreements with Massachusetts Mutual Life Insurance Company, pursuant to which the Company sold warrants (the MassMutual Warrants) to purchase an aggregate of 607,297 shares of its common stock, and Newco sold its 12% Senior Subordinated Notes due March 2005 in the aggregate principal amount of $12,500,000. The MassMutual Warrants are exercisable at any time through March 2003 at an exercise price of $.001 per share. The warrant has been valued at $2,723,000 for financial statement purposes.

   In addition, on March 13, 1997, the Company entered into an Investment Agreement with GreenGrass Holdings pursuant to which the Company sold to GreenGrass Holdings 1,245,331 shares of its common stock for an aggregate purchase price of $5,000,000 and sold its Junior Subordinated Bridge Note in the principal amount of $2,500,000 due no later than December 31, 1997, bearing interest at 13.5%, to be paid by the issuance of shares of the Company's common stock and accompanied by warrants exercisable through March 2007 to purchase 50,000 shares of its common stock at a price of $4.015 per share. On December 31, 1997, the Company paid approximately $539,000 in cash and issued 488,382 shares of its common stock in repayment of the principal amount of the Junior Subordinated Bridge Note.

   Future maturities of long-term debt, including the convertible subordinated debentures payable to stockholder, at December 31, 1997, are as follows (in thousands):

           1998                                           $  9,457
           1999                                              8,304
           2000                                              8,720
           2001                                              9,655
           2002                                              6,895
           Thereafter                                       24,319
                                                          --------
                                                            67,350
           Less:  original issue discount                    2,434
                                                          --------
                                                           $64,916
                                                          ========

   Future minimum payments under a noncancelable operating lease total $1,625,000 and are due as follows: 1998-$291,000; 1999-$299,000; 2000-
   $308,000; 2001-$318,000; 2002-$327,000; and thereafter-$82,000. Rent expense, including payments under operating leases, was $221,000, $480,000 and $820,000 in 1995, 1996 and 1997, respectively.

   5. Income Taxes

   Deferred income taxes consist of the following:

                                                        December 31
                                                    1996            1997
                                                       (In Thousands)
    Deferred tax assets:
     Noncompete agreement basis
      difference                                   $2,070          $1,865
     Goodwill basis difference                          -             525
     Inventory basis difference                        30             395
     Property, plant and equipment basis
      differences                                      54               -
     State net operating loss
      carryforward                                      -             184
     Accrued liabilities not currently
      deductible for tax                              158             596
     Other                                             38             157
                                                  -------         -------
                                                    2,350           3,722
    Deferred tax liabilities:
     Goodwill basis difference                      1,560               -
     Intangible assets basis difference                 -           2,263
     Property, plant and equipment basis
      difference                                        -           1,910
     Prepaid expenses currently
      deductible for tax                              340             379
                                                  -------         -------
                                                    1,900           4,552
                                                  -------         -------
    Net deferred tax asset (liability)            $   450         $  (830)
                                                  =======         =======


   For state income tax purposes, the Company has net operating loss carryforwards of approximately $3,000,000 which expire in 2012.

   The components of the provision for income taxes consist of the following:

                                           Year ended December 31
                                      1995            1996          1997
                                                (In Thousands)
    Current:
     Federal                         $1,578         $   576      $   (235)
     State                              167              49             -
                                     ------          ------        ------
                                      1,745             625          (235)
    Deferred:
     Federal                            556             556         1,130
     State                               74              74           150
                                     ------          ------        ------
                                        630             630         1,280
    Benefit applied to reduce
      goodwill                          225             225           225
                                     ------          ------        ------
                                     $2,600          $1,480        $1,270
                                     ======          ======        ======


   The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to income before income taxes and extraordinary item as follows:

                                            Year ended December 31
                                          1995        1996          1997
                                                 (In Thousands)

    Taxes at statutory rate             $2,287       $1,037        $1,124
    State income taxes, net of
     federal benefit                       212          107            29
    Nondeductible expenses related
     to tender offer                         -          281             -
    Other                                  101           55           117
                                        ------       ------        ------
                                        $2,600       $1,480        $1,270
                                        ======       ======        ======

   6. 401(k) Plan

   The Company sponsors two 401(k) plans covering employees who have completed six months of service and are at least 21 years old. The plans require Company contributions of 40% or 100% of each participant's deferral, not to exceed 8% or 4% of the participant's eligible income, respectively. The Company expensed $157,000, $169,000 and $249,000, respectively, in connection with these plans in 1995, 1996 and 1997.

   7. Stock Options

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS
   No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

   At December 31, 1996 and 1997, there were 1,165,000 and 317,000 shares available for grant, respectively. Changes in option shares are as follows:

                                                                 Year ended December 31
                                              1995                      1996                     1997

                                                  Weighted-                  Weighted-                 Weighted-
                                                   Average                    Average                   Average
                                                   Exercise                  Exercise                   Exercise
                                      Options       Price       Options        Price       Options       Price

    Outstanding at beginning of
     year                             150,000        $5.76      258,220        $5.36      322,434         $4.24
    Granted:
     1995-$3.63 to $5.91 per
      share                           121,680         4.87            -            -            -             -
     1996-$3.70 to $4.67 per
      share                                 -            -      239,284         3.80            -             -
     1997-$3.63 to $10.88 per
      share                                 -            -            -            -    1,008,980          7.78
    Exercised-$3.63 per share               -            -       (4,000)        3.63            -             -
    Canceled or expired               (13,460)        5.38     (171,070)        5.34      (37,207)         3.70
                                      -------                   -------                 ---------
    Outstanding at end of year
     (1997-$3.63 to $10.88 per
     share)                           258,220         5.36      322,434         4.24    1,294,207          7.01
                                      =======                   =======                 =========

    Exercisable  at  December  31,
     1997                                                                                 481,207          4.27
                                                                                        =========



   The weighted average remaining contractual life of the outstanding options is 8.7 years.

   Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No.
   123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.4% in 1995 and 1996 and 5.8% in 1997, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .43 in 1995 and 1996 and .445 in 1997, and expected life of the option of approximately 7 years.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

   The Company's pro forma information follows:

                                              Year ended December 31
                                          1995         1996         1997
                                                  (In Thousands,
                                               Except Per Share Data)

    Pro forma net income                 $4,071       $  994        $ 660
    Pro forma net income per share:
     Basic                              $   .66       $  .17        $ .10
     Diluted                                .66          .17          .12


   8. Related-Party Transactions

   The Company has entered into a management consulting agreement with certain members of GreenGrass Capital LLC, a stockholder, pursuant to which these members provide management consulting services and receive an annual fee of $300,000. Fees of $263,000 and $300,000 were expensed by the Company during 1996 and 1997, respectively, pursuant to this agreement.

   9. Major Customers

   During 1997, there were no sales to any customer that exceeded 10% of net sales. Sales to one customer were 16% and 22% of net sales during 1995 and 1996, respectively. Accounts receivable from this customer represented 28% of accounts receivable at December 31, 1996. Sales to another customer were 11% and 16% of net sales during 1995 and 1996, respectively. Accounts receivable from this customer represented 29% of accounts receivable at December 31, 1996.

   10. Contingent Liability

   The Company has been named as a defendant in the proceeding Robert Barbieri v. Swing-N-Slide Corp., Thomas R. Baer, Richard G. Mueller, Andrew W. Code, James D. Dodson, Peter M. Gotsch, Terence S. Malone, Henry
   B. Pearsall, Brian P. Simmons, GreenGrass Holdings and GreenGrass Management LLC. The complaint alleges that the Company's purchase of 3.6 million outstanding shares of common stock, which was completed in January 1995, was the result of a deceptive and manipulative plan on the part of the individual defendants to enrich themselves. The plaintiff also challenges on similar grounds the purchase by GreenGrass Holdings of approximately 3.6 million shares of common stock pursuant to a tender offer in February 1996. The plaintiff was granted certification of two classes of stockholders consisting of all stockholders other than the defendants at November 14, 1994 or at March 15, 1995. The relief sought includes the imposition of a constructive trust on all proceeds of the repurchase received by the defendants as well as various nonmonetary forms of relief. The parties have tentatively agreed to a settlement which is subject to court approval. The Company does not believe the results of the suit or settlement will have a material adverse effect on the financial condition or results of operations of the Company.

   11. Quarterly Results of Operations (Unaudited)

                                             1996
                             1st        2nd         3rd         4th
                           Quarter    Quarter     Quarter     Quarter
                            (In Thousands, Except Per Share Data)

    Net sales             $  9,602    $19,213     $6,728       $6,329
    Gross profit             5,019     10,367      2,622        2,536
    Net income (loss)       (1,151)     3,379       (198)        (460)
    Earnings (loss) per
     share:
     Basic                    (.19)       .56       (.03)        (.08)
     Diluted                  (.19)       .49       (.03)        (.08)

                                                 1997
                               1st          2nd          3rd        4th
                             Quarter      Quarter      Quarter    Quarter
                             (In Thousands, Except Per Share Data)

    Net sales                 $10,849      $34,923     $24,827    $18,895
    Gross profit                4,970       17,736      10,940      7,255
    Income (loss) before
     extraordinary item          (282)       4,291          98     (2,070)
    Net income (loss)          (1,142)       4,291          98     (2,070)
    Earnings (loss) per
     share:
     Basic earnings (loss)
         per share:
      Income (loss) before
        extraordinary item     $ (.04)        $.61        $.01     $ (.29)
      Extraordinary item         (.14)           -           -          -
                                -----       ------      ------     ------
      Net income (loss)        $ (.18)        $.61       $ .01     $ (.29)
                                =====       ======      ======     ======
     Diluted earnings
      (loss) per share:
       Income (loss) before
         extraordinary item     $(.04)        $.49        $.01      $(.29)
       Extraordinary item        (.14)           -           -          -
                                -----       ------      ------     ------
       Net income
         (loss)                 $(.18)        $.49        $.01      $(.29)
                                =====       ======      ======     ======


   The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128.

   Item 9 - Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure

             None

                                    PART III

   Item 10 - Directors and Executive Officers of the
             Registrant

             Information concerning directors is incorporated by reference from the "Election of Directors" section of Swing-N-Slide's Proxy Statement for the annual meeting of stockholders to be held on June 4, 1998 (the "Proxy Statement"), which Proxy Statement will be filed within 120 days after the end of Swing-N-Slide's fiscal year. Information concerning the executive officers will be included in Exhibit A, "Executive Officers of Swing-N-Slide", to the Proxy Statement. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement.

   Item 11 - Executive Compensation

             Incorporated by reference from the "Executive Compensation" section of the Proxy Statement.

   Item 12 - Security Ownership of Certain Beneficial
             Owners and Management

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


                                     PART IV

   Item 14 - Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K

   (a)  Financial Statements and Financial Statement Schedules

        The following consolidated financial statements are included in
        Item 8:
                                                                   Form 10-K
                                                                  Page Number
        Swing-N-Slide Corp.:

        Consolidated Balance Sheets at December 31, 1996
        and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .  23-24

        For the years ended December 31, 1995, 1996, and 1997:

        - Consolidated Statements of Income  . . . . . . . . . . . . . .  25
        - Consolidated Statements of Stockholders' Equity  . . . . . . .  26
        - Consolidated Statements of Cash Flows  . . . . . . . . . .   27-28

         Notes to Consolidated Financial Statements  . . . . . . . .   29-43

        The following consolidated financial statement schedules are included in Item 14(d):
                                                                   Form 10-K
                                                                  Page Number

        Schedule I   Condensed Financial Information of
                     Registrant  . . . . . . . . . . . . . . . . . . .  50-51

        Schedule II   Valuation and Qualifying Accounts  . . . . . . . . . 52

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

   (c)  Exhibits

   Exhibit
   Number    Exhibit


   (3.1) Amended and Restate Certification of Incorporation of Swing-N-Slide Corp. [Incorporated by reference to Exhibit 4.(i)(2) of Swing-N-Slide Corp.'s Registration Statement on Form S-8 (Registration No. 33-48735)].

   (3.2) Amended and Restate By-Laws of Swing-N-Slide Corp. [Incorporated by reference to Exhibit 3.2 of Swing-N-Slide Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

   (4.1) Credit Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc., the Lenders party thereto and Fleet National Bank, as lender and agent, together with the notes related thereto [Incorporated by reference to Exhibits 4.1 through 4.10 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997].

   (4.2) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and Massachusetts Mutual Life Insurance Company, together with the notes and warrants related thereto [Incorporated by reference to Exhibits 4.11, 4.15, 4.16, 4.20, and 4.21 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997].

   (4.3) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and MassMutual Corporate Investors, together with the note and warrant related thereto [Incorporated by reference to Exhibits 4.12, 4.17 and 4.22 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997].

   (4.4) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and Mass Mutual Participation Investors, together with the note and warrant related thereto [Incorporated by reference to Exhibits 4.13, 4.18 and 4.23 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997].

   (4.5) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and MassMutual Corporate Value Partners Limited, together with the note and warrant related thereto [Incorporated by reference to Exhibits 4.14, 4.19 and
             4.24 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13,1997].

   (4.6) 10% Convertible Subordinated Debenture due 2004, dated February 16, 1996, in the original principal amount of $4,300,000 issued by Swing-N-Slide Corp. to GreenGrass Holdings [Incorporated by reference to Exhibit 10.(i)(1) of Swing-N-Slide Corp.'s Registration Statement of Form S-2 (Registration No. 333-3907)].

   (4.7) 10% Convertible Subordinated Debenture due 2004, dated April 25, 1996, in the original principal among of $700,000 issued by Swing-N-Slide Corp. to GreenGrass Holdings [Incorporated by reference to Exhibit 10.(i)(2)of Swing-N-Slide Corp.'s Registration Statement on Form S-2(Registration No. 333-3907].

   (4.8) Warrant No.1 for the Purchase of Common Stock of Swing-N-Slide Corp., dated as of March 13,1997 [Incorporated by reference to
             Exhibit 4.27 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997].

   (4.9) Amended and Restated Registration Rights Agreement, dated as of March 13, 1997, between Swing-N-Slide Corp. and GreenGrass Holdings [Incorporated by reference to Exhibit 4.28 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997].

   (10.1) Lease dated October 13, 1995, between Hovde Development, Inc.,lessor, and Swing-N-Slide Corp., Lessee [Incorporated by reference to Exhibit 10.2 of Swing-N-Slide Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

   (10.2) Swing-N-Slide Corp. 1996 Incentive Stock Plan [Incorporated by reference to Exhibit 10 (iii) (A)(1) of Swing-N-Slide Corp.'s Registration Statement on Form S-2 (Registration No. 333-3907)].

   (10.3) Management Consulting Agreement dated as of February 16, 1996,by and among Newco, Inc., Swing-N-Slide Corp., Glencoe Investment Corporation and Desai Capital Management Incorporated [Incorporated by reference to Exhibit 10.5 of Swing-N-Slide Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

   (10.4)    Employment Agreement dated November 25,1997 between
             Swing-N-Slide Corp.and Frederic L.Contino.

   (21)      Subsidiaries of Swing-N-Slide Corp.

   (23)      Consent of Ernst & Young LLP.

   (27)      Financial Data Schedule [EDGAR version only].

   (27.1) Financial Data Schedule Restated for the period ended June 30, 1997 [EDGAR version only].

   (27.2) Financial Data Schedule Restated for the period ended September 30, 1997 [EDGAR version only].

   (d)  Financial Statement Schedules

                                                                   Schedule I

                               Swing-N-Slide Corp.
                  Condensed Financial Information of Registrant
                  Years Ended December 31, 1995, 1996 and 1997

                      Swing-N-Slide Corp. (Parent Company)


   Condensed Balance Sheet

                                                        December 31
                                                      1996       1997

                                                       (In Thousands)

   Investment in, and amounts due from, wholly
      owned subsidiary                           $ 36,113   $ 37,122
                                                  -------    -------
   Total assets                                  $ 36,113   $ 37,122
                                                  =======    =======
   Current liabilities                           $     34   $    215
   Amounts due to wholly owned subsidiary          29,967     19,344
   Convertible subordinated debentures
      payable to stockholder                        5,323      5,869

   Stockholders' equity:
      Common stock                                     96        115
      Cost of 3,600,000 and 3,634,385 shares of
         common stock in treasury                 (40,348)   (40,511)
      Other stockholders' equity                   41,041     52,090
                                                  -------    -------
                                                      789     11,694
                                                  -------    -------
   Total liabilities and stockholders' equity     $36,113    $37,122
                                                  =======    =======

   Condensed Statement of Income
                                           Year Ended December 31
                                          1995       1996      1997
                                               (In Thousands)

   Management fees from wholly
     owned subsidiary                  $   2,100  $  2,200  $  2,200
   Costs and expenses:
     Administrative expense                  432       503       428
     Interest expense                          -       437       832
     Other expense                             -     1,488       682
                                          ------   -------    ------
                                             432     2,428     1,942
                                          ------   -------    ------

   Income (loss) before income taxes
     and equity in net income of
     subsidiary                            1,668      (228)      258
   Provision (credit) for income taxes       570       (80)       90
   Equity in net income of subsidiary      3,029     1,718     1,009
                                          ------   -------    ------
   Net income                            $ 4,127   $ 1,570   $ 1,177
                                          ======   =======    ======

   Condensed Statement of Cash Flows

                                            Year Ended December 31
                                             1995      1996       1997
                                                 (In Thousands)

   Operating activities:
     Net income                           $  4,127   $  1,570    $ 1,177
     Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
         Equity in net income of
             subsidiary                     (3,029)    (1,718)    (1,009)
         Interest converted to
             convertible subordinated
             debentures and common stock         -        323        822
         Increase (decrease) in current
             liabilities                    34,651     (5,190)   (10,442)
   Net cash provided by (used
     in) operating activities               35,749     (5,015)    (9,452)
   Net cash provided by (used
     in) investing activities                4,599          -          -

   Financing activities:
       Issuance of long-term debt                -          -      2,500
       Payments of long-term debt                -          -       (539)
       Issuance of convertible
         subordinated debentures                 -      5,000          -
       Proceeds from issuance of
         common stock                            -          -      4,931
       Proceeds from issuance of
         common stock warrant                    -          -      2,723
       Proceeds from exercise of
         stock options                           -         15          -
       Purchase of treasury stock          (40,348)         -       (163)
                                            ------     ------    -------
   Net cash provided by (used in)
     financing activities                  (40,348)     5,015      9,452
                                            ------     ------    -------
   Net increase in cash                          -          -          -
   Cash at beginning of year                     -          -          -
                                            ------     ------    -------
   Cash at end of year                    $      -   $      -    $     -
                                            ======     ======    =======

                                                                  Schedule II

                               Swing-N-Slide Corp.
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1995, 1996 and 1997

                                                         Additions
                                      Balance at  Charged to                                   Balance at
                                       Beginning   Costs and     Acquired                        End of
       Description                     of Year    Expenses      Balance 1     Deductions 2       Year
                                                             (In Thousands)

   Allowance for doubtful accounts:
     Year ended December 31, 1995       $   75       $   25       $    -          $     9       $   91
                                       =======    =========      =======          =======     ========
     Year ended December 31, 1996       $   91       $   10       $    -          $     3       $   98
                                       =======    =========      =======          =======     ========
     Year ended December 31, 1997       $   98       $  259       $  300          $   250       $  407
                                       =======    =========      =======          =======     ========


   ---------------
   1 Balance of acquired company at date of acquisition.

   2 Uncollectible accounts written of, net of recoveries.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

       Swing-N-Slide CORP.                                          Date

       By  /s/ Frederic L. Contino                                3/27/98

          Frederic L. Contino
          President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name and Title              Signature                            Date


   TERENCE S. MALONE           /s/ Terence S. Malone              3/27/98
   Chairman of the Board       Terence S. Malone
   of Directors and a Director

   FREDERIC L. CONTINO         /s/Frederic L. Contino             3/27/98
   President and Chief         Frederic L. Contino
   Executive Officer

   RICHARD E. RUEGGER          /s/Ricahrd E. Ruegger              3/27/98
   Vice President-Finance,     Richard E. Ruegger
   Chief Financial Officer,
   Secretary and Treasurer
   (Principal Financial and
   Accounting Officer)

   DAVID S. EVANS              /s/ David S. Evans                 3/27/98
   Director                    David S. Evans


   GEORGE N. HERRERA           /s/Geroge N. Herrera               3/27/98
   Director                    George N. Herrera

   TIMOTHY R. KELLEHER         /s/Timothy R. Kelleher             3/27/98
   Director                    Timothy R. Kelleher

   GARY A. MASSEL              /s/Gary A. Massel                  3/27/98
   Director                    Gary A. Massel

   CAROLINE L. WILLIAMS        /s/Caroline L. Willams             3/27/98
   Director                    Caroline L. Williams

                               SWING-N-SLIDE CORP.
                           EXHIBIT INDEX TO FORM 10-K
                   For the Fiscal Year ended December 31, 1997

   Exhibit
   Number    Exhibit


   (3.1) Amended and Restate Certification of Incorporation of Swing-N-Slide Corp. [Incorporated by reference to Exhibit 4.(i)(2) of Swing-N-Slide Corp.'s Registration Statement on Form S-8 (Registration No. 33-48735)].

   (3.2) Amended and Restate By-Laws of Swing-N-Slide Corp. [Incorporated by reference to Exhibit 3.2 of Swing-N-Slide Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

   (4.1) Credit Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc., the Lenders party thereto and Fleet National Bank, as lender and agent, together with the notes related thereto [Incorporated by reference to Exhibits 4.1 through 4.10 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997].

   (4.2) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and Massachusetts Mutual Life Insurance Company, together with the notes and warrants related thereto [Incorporated by reference to Exhibits 4.11, 4.15, 4.16, 4.20, and 4.21 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997].

   (4.3) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and MassMutual Corporate Investors, together with the note and warrant related thereto [Incorporated by reference to Exhibits 4.12, 4.17 and 4.22 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997].

   (4.4) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and Mass Mutual Participation Investors, together with the note and warrant related thereto [Incorporated by reference to Exhibits 4.13, 4.18 and 4.23 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997].

   (4.5) Securities Purchase Agreement, dated as of March 13, 1997, among Swing-N-Slide Corp., Newco, Inc. and MassMutual Corporate Value Partners Limited, together with the note and warrant related thereto [Incorporated by reference to Exhibits 4.14, 4.19 and
             4.24 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13,1997].

   (4.6) 10% Convertible Subordinated Debenture due 2004, dated February 16, 1996, in the original principal amount of $4,300,000 issued by Swing-N-Slide Corp. to GreenGrass Holdings [Incorporated by reference to Exhibit 10.(i)(1) of Swing-N-Slide Corp.'s Registration Statement of Form S-2 (Registration No. 333-3907)].

   (4.7) 10% Convertible Subordinated Debenture due 2004, dated April 25, 1996, in the original principal among of $700,000 issued by Swing-N-Slide Corp. to GreenGrass Holdings [Incorporated by reference to Exhibit 10.(i)(2)of Swing-N-Slide Corp.'s Registration Statement on Form S-2(Registration No. 333-3907].

   (4.8) Warrant No.1 for the Purchase of Common Stock of Swing-N-Slide Corp., dated as of March 13,1997 [Incorporated by reference to
             Exhibit 4.27 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997].

   (4.9) Amended and Restated Registration Rights Agreement, dated as of March 13, 1997, between Swing-N-Slide Corp. and GreenGrass Holdings [Incorporated by reference to Exhibit 4.28 of Swing-N-Slide Corp.'s Current Report on Form 8-K dated March 13, 1997].

   (10.1) Lease dated October 13, 1995, between Hovde Development, Inc.,lessor, and Swing-N-Slide Corp., Lessee [Incorporated by reference to Exhibit 10.2 of Swing-N-Slide Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

   (10.2) Swing-N-Slide Corp. 1996 Incentive Stock Plan [Incorporated by reference to Exhibit 10 (iii) (A)(1) of Swing-N-Slide Corp.'s Registration Statement on Form S-2 (Registration No. 333-3907)].

   (10.3) Management Consulting Agreement dated as of February 16, 1996,by and among Newco, Inc., Swing-N-Slide Corp., Glencoe Investment Corporation and Desai Capital Management Incorporated [Incorporated by reference to Exhibit 10.5 of Swing-N-Slide Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

   (10.4)    Employment Agreement dated November 25,1997 between
             Swing-N-Slide Corp.and Frederic L.Contino.

   (21)      Subsidiaries of Swing-N-Slide Corp.

   (23)      Consent of Ernst & Young LLP.

   (27)      Financial Data Schedule [EDGAR version only].

   (27.1) Financial Data Schedule Restated for the period ended June 30, 1997 [EDGAR version only].

   (27.2) Financial Data Schedule Restated for the period ended September 30, 1997 [EDGAR version only].