Form 10-Q
period 1998-03-31
PLAYCORE INC
filed 1998-05-14
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1998

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to _________________

   Commission file number 0-20450

                                 PlayCore, Inc.
             (Exact name of registrant as specified in its charter.)

        Delaware                                  36-3808989
   (State or other jurisdiction of              (IRS Employer
   incorporation or organization)               Identification No.)


                1212 Barberry Drive, Janesville, Wisconsin 53545
                     (Address of principal executive office)


   Registrant's telephone number, including area code (608) 755-4768.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety
   days.  YES  X   NO

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: as of May 6, 1998 there were 7,908,964 shares of Common Stock, par value $.01 per share, outstanding.

                                 PLAYCORE, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                     INDEX



   Part I.   Financial Information:                         Page

        Unaudited Consolidated Balance Sheets -
             December 31, 1997 and March 31, 1998             3


        Unaudited Consolidated Interim Statements of
             Operations and Retained Earnings -
             Three Months Ended March 31, 1997 and 1998       4

        Unaudited Consolidated Interim Statements of
             Cash Flows-Three Months Ended March 31, 1997
             and 1998                                         5

        Notes to Unaudited Interim Consolidated
             Financial Statements                             6

        Management's Discussion and Analysis of
             Financial Condition
             and Results of Operations                      7-9


   Part II.  Other Information

             Item 6   Exhibits and Reports on Form 8-K       10

   Signature
                                                             11




                                       PlayCore, Inc.
                              Consolidated Balance Sheets
                                      (unaudited)
                           (in thousands, except share data)

                                                                                                           December        March
     ASSETS
            Current assets:

              Cash                                                                                             $677          $551

              Accounts receivable, less allowance for doubtful accounts of $407 and $444                     13,295        20,083
              Other receivables                                                                                 162           437

              Inventories                                                                                    12,533        13,780

              Refundable income taxes                                                                         1,157           983
              Prepaid expenses                                                                                1,586         1,852

              Deferred income taxes                                                                             765           765
                                                                                                           --------       -------
          Total current assets                                                                               30,175        38,451


          Property, plant and equipment, net                                                                 20,535        20,642

          Deferred financing and other costs, net of accumulated amortization of $868 and $1,034              3,639         3,473
          Indentifiable intangible assets, net of accumulated amortization of $527 and $607                   6,909         6,829

          Goodwill, net of accumulated amortization of $4,049 and $4,323                                     39,907        39,633
                                                                                                           --------       -------
                                                                                                           $101,165      $109,028

            LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:

              Revolving loan                                                                                 $7,615       $13,400

              Accounts payable                                                                                5,949         8,195
              Accrued expenses                                                                                9,396         9,200
              Current portion of long-term debt                                                               9,457         9,166
                                                                                                           --------      --------
          Total current liabilities                                                                          32,417        39,961

          Long-term debt, net of current portion                                                             49,590        49,435

          Convertible subordinated debentures payable to stockholders                                         5,869         5,869

          Deferred income taxes                                                                               1,595         1,955

          Stockholders' equity:

              Preferred stock, $.01 par value, 5,000,000 shares authorized,
                no shares issued or outstanding                                                                   -             -
              Common stock, $.01 par value, 25,000,000 shares authorized,
                11,542,268 and 11,543,349 shares issued                                                         115           115
              Class B common stock, $.01 par value, 1,750,000 shares authorized,
                no shares issued or outstanding                                                                   -             -
              Additional paid-in capital                                                                     37,518        37,523

              Excess purchase price over predecessor basis                                                   (5,627)       (5,627)
              Retained earnings                                                                              20,199        20,308
              Less 3,634,385 common shares held in treasury, at cost                                        (40,511)      (40,511)
                                                                                                            -------      --------
          Total stockholders' equity                                                                         11,694        11,808
                                                                                                            -------      --------
                                                                                                           $101,165      $109,028
                                                                                                            =======      ========
            Note:  The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated balance sheet at that date.


                       See notes to interim consolidated financial statements


                                   PlayCore, Inc.
       Consolidated Interim Statements of Operations and Retained Earnings
                                     (unaudited)
                          (in thousands, except per share amounts)
                                                                                          Three months   Three months
                                                                                             ended          ended
                                                                                            March 31,      March 31,
                                                                                              1997           1998
        Net sales                                                                           $ 10,849      $ 25,257
        Cost of goods sold                                                                     5,879        13,667

        Gross profit                                                                           4,970        11,590
        Operating expenses:
          Selling                                                                              2,116         5,945
          General and administrative                                                           1,722         2,960
          Amortization of intangible assets                                                      344           519
                                                                                            --------      --------
                                                                                               4,182         9,424
                                                                                            --------      --------
        Operating income                                                                         788         2,166

        Other expense:
          Interest expense                                                                     1,225         1,925
          Other, net                                                                              16            72
                                                                                            --------      --------
            Total other expense                                                                1,241         1,997
                                                                                            --------      --------

        Income(loss) before income taxes and extraordinary item                                 (453)          169
        Income tax expense(benefit)                                                             (171)           60
                                                                                            --------      --------
        Income(loss) before extraordinary item                                                  (282)          109

        Extraordinary item, net of income tax benefit of $540                                    860             -
                                                                                            --------      --------
        Net income(loss)                                                                      (1,142)          109

        Retained earnings at beginning of period                                              19,022        20,199
                                                                                            --------      --------
        Retained earnings at end of period                                                   $17,880       $20,308
                                                                                            ========      ========
        Basic and diluted earnings(loss) per share:
          Income(loss) before extraordinary item                                              ($0.04)        $0.01
          Extraordinary loss                                                                   (0.14)         0.00
                                                                                            --------      --------
          Net income(loss)                                                                    $(0.18)       $ 0.01
                                                                                            ========      ========


                                         See notes to interim consolidated financial statements




                               PlayCore, Inc.
                 Consolidated Interim Statements of Cash Flows
                               (unaudited)
                             (in thousands)
                                                                                              Three months  Three months
                                                                                                ended         ended
                                                                                              March 31       March 31
                                                                                                1997           1998
          Operating activities
          Net income(loss)                                                                     ($1,142)        $109
          Adjustments to reconcile net income(loss) to
            net cash used by operating activities:
               Write-off of unamortized deferred financing costs                                 1,400            -
               Amortization of debt discount                                                        15           91
               Deferred income taxes                                                               230          360
               Depreciation                                                                        323          613
               Amortization of intangible assets                                                   344          519
                                                                                               -------       ------
               Changes in operating assets and liabilities                                      (3,526)      (6,351)

          Net cash used by operating activities                                                 (2,356)      (4,659)

          Investing activity
          Purchase of property, plant and equipment                                               (172)        (720)
          Acquisition of GameTime, Inc.                                                        (42,544)           -
                                                                                               -------       ------
          Net cash used by investing activities                                                (42,716)        (720)

          Financing activities
          Increase in revolving loan                                                             7,875        5,785
          Issuances of long-term debt                                                           63,777            -
          Debt issuance costs incurred                                                          (2,977)           -
          Proceeds from issuance of commom stock warrants                                        2,723            -
          Proceeds from issuance of common stock, net of offering costs                          4,550            5
          Payments of long-term debt                                                           (30,555)        (537)
                                                                                               -------       ------
          Net cash provided by financing activities                                             45,393        5,253
                                                                                               -------       ------
          Increase(decrease) in cash                                                               321         (126)
          Cash at beginning of period                                                                1          677
                                                                                               -------       ------
          Cash at end of period                                                                   $322         $551
                                                                                               =======       ======
          Supplemental disclosure of cash flows information-
          cash paid(received) during period for:

          Interest                                                                                $939       $1,998
          Income taxes, net of refunds received                                                      -         (449)


                 See notes to interim consolidated financial statements


             Notes to Interim Consolidated Financial Statements
                               Unaudited
                            (in thousands)
                            March 31, 1998


    1.    Basis of presentation of unaudited consolidated financial statements

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

    2.    Earnings per share

          The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Three months         Three months
                                                                       ended                  ended
                                                                      March 31,              March 31,
                                                                         1997                   1998
             Numerator:

                Numerator for basic and diluted earnings per share -
                  income(loss) before extraordinary item                ($282)                    $109
                                                                      =======                 ========
             Denominator:

                Denominator for basic earnings per share -
                   weighted average shares                              6,234                    7,908

                Effect of diluted securities:

                  Employee stock options(treasury stock
                     method)                                                -                       18

                  Warrants                                                  -                      619
                                                                      -------                  -------
                Denominator for diluted earnings per share              6,234                    8,545
                                                                      =======                  =======

    3.    Inventories

             Inventories consist of the following:
                                                                     December 31,              March 31,
                                                                        1997                     1998

             Finished goods and work in process                        $7,112                   $7,927
             Raw materials                                              5,421                    5,853
                                                                      -------                  -------
                                                                      $12,533                  $13,780
                                                                      =======                  =======

                      Management's Discussion and Analysis
                                       of
                  Financial Condition and Results of Operations

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

   Results of Operations:

   On March 13, 1997, the Company acquired GameTime, Inc. ("GameTime"), a leading manufacturer of modular and custom commercial outdoor playground equipment for schools, parks and municipalities. GameTime was merged into Newco, Inc. the Company's wholly owned operating subsidiary ("Newco"), as an independent business unit. The acquisition of GameTime was accounted for using the purchase method. Therefore, the results of GameTime are included with those of the Company beginning with the date of the acquisition. In April 1998, the Company changed its name to PlayCore, Inc. from Swing-N-Slide Corp.

   Three months ended March 31, 1998, compared to the three months ended March 31, 1997.

   Net Sales. Net sales increased $14.4 million, or 132.8 percent, for the three months ended March 31, 1998 as compared to the same period a year ago. The main reason for the increase is the inclusion of GameTime sales for the entire first quarter of 1998 versus the inclusion of GameTime sales from March 13 through March 31 in 1997. In addition, sales of the Company's consumer products increased $4.3 million for the three months ended March 31, 1998 as compared to the same period in 1997. This sales increase was driven by new product introductions and an enhanced direct marketing campaign.

   Gross Profit. Gross profit increased $6.6 million, or 133.2 percent, and increased slightly as a percentage of net sales to 45.9 percent for the three months ended March 31, 1998 as compared to 45.8 percent for the same period a year ago. The dollar increase is primarily due to the inclusion of GameTime sales for all of the first quarter of 1998 and the increase in sales of the Company's consumer products. The main reason for the increase in gross profit margin is the impact of higher sales volume on fixed overhead costs.

   Selling Expense. Selling expense increased $3.8 million, or 181.0 percent, and increased as a percentage of net sales to 23.5 percent for the three months ended March 31, 1998 as compared to 19.5 percent for the three months ended March 31, 1997. The dollar increase is mainly due to the inclusion of GameTime's selling and marketing expenses for the full three months in 1998. The increase as a percentage of net sales is primarily due to the higher selling costs as a percentage of net sales inherent in the commercial playground area.

   General and Administrative Expenses. General and administrative expenses increased $1.2 million, or 71.9 percent, but decreased as percentage of net sales to 11.7 percent for the three months ended March 31, 1998 as compared to 15.9 percent for the same period a year ago. The dollar increase is primarily due to the inclusion of GameTime general and administrative expenses for the entire first quarter of 1998. The main reason for the decrease as a percentage of net sales is the impact of higher sales volume on fixed general and administrative expenses.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other identifiable intangible assets was $0.5 million for the three months ended March 31, 1998 as compared to $0.3 million for the same period a year ago. Additional amortization resulted from goodwill, identifiable intangible assets and financing fees associated with the GameTime acquisition.

   Other Expense. Interest expense increased $0.7 million to $1.9 million for the three months ended March 31, 1998. This increase in interest expense is due to the additional debt that was incurred in connection with the GameTime acquisition on March 13, 1997.

   Seasonality

   The Company's sales pattern is seasonal and is concentrated in the period from April 1 through September 30 (approximately 67 percent). The timing of initial stocking orders and fluctuations in customer demand through the spring and summer months contribute to this pattern.

   Liquidity and Capital Resources

   During the three months ended March 31, 1998, total indebtedness increased $5.3 million to $77.9 million primarily as a result of increased levels of working capital to meet the seasonal increase in production levels. The Company offers a first order-dating program to its largest consumer playground systems customers, which result in March through May being the peak months for borrowing.

   The Company's primary sources of working capital are cash flows from operations and borrowings under Newco's senior credit facility that was entered into in March 1997 and runs through June 2003. The facility consists of (a) a $20.0 million revolving credit facility; (b) a $45.0 million Term A facility and (c) a $4.5 million Term B facility. The entire facility is guaranteed by PlayCore, Inc, and secured by a first priority mortgage or security interest in all of Newco's tangible and intangible assets, as well as the pledge of all of the outstanding shares of Newco Common Stock. In addition, the Company and Newco are subject to certain restrictive covenants which include, among other things, restrictions on the payment of dividends or issuance of capital stock and a limitation on additional indebtedness.

   Borrowings under the revolving loan facility are limited to specified percentage of inventories and accounts receivable, not to exceed $20.0 million. At March 31, 1998, the outstanding amount of the revolving loan facility was $13.4 million.

   The Company made capital expenditures totaling approximately $0.7 million in the three months ended March 31, 1998. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and future capacity for borrowing will be sufficient to fund current business operations as well as future capital expenditures and growth opportunities.

   Impact of Year 2000

   Certain of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, such older computer programs could misinterpret a date using "00" as the year 1900 rather than the year 2000. The computer software at Swing-N-Slide has been updated to address Year 2000 issues. GameTime is in the process of updating its computer software and is expected to complete the updating process by the end of 1998. There is no assurance, however, that the Company will be successful in addressing all Year 2000 issues or that the Year 2000 issues will not cause problems for the Company or its suppliers or customers.

                           PART II.  OTHER INFORMATION

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit 27   Financial Data Schedule

        (b)  Reports on Form 8-K

             A Form 8-K dated April 28, 1998 was filed on April 29, 1998 with respect to stockholder approval of the Company's name change.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PlayCore, Inc.



   Date:  May 13, 1998                /s/ Richard E. Ruegger
                                      Richard E. Ruegger,
                                      Vice President-Finance
                                      and Chief Financial Officer
                                      (Duly authorized officer and
                                      Principal Financial and
                                      Accounting Officer)