Form 10-Q
period 1998-06-30
PLAYCORE INC
filed 1998-08-12
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1998

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

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: as of August 7, 1998 there were 7,908,964 shares of Common Stock, par value, $.01 per share, outstanding.

                                 PLAYCORE, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                      INDEX



   Part I.   Financial Information:                                      Page

        Unaudited Consolidated Balance Sheets -
             December 31, 1997 and June 30, 1998                            3


        Unaudited Consolidated Interim Statements of Operations
           and Retained Earnings -
             Three Months Ended June 30, 1997                               4
             Six Months Ended June 30, 1997
             Three Months Ended June 30, 1998 and
             Six Months Ended June 30, 1998

        Unaudited Consolidated Interim Statements of Cash Flows-
             Six Months Ended June 30, 1997 and                             5
             Six Months Ended June 30, 1998


        Notes to Unaudited Interim Consolidated Financial Statements        6

        Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   7-10



   Part II.  Other Information

             Item 4   Submissions of Matters to Vote
             Item 6   Exhibits and Reports on Form 8-K                     11

   Signature                                                               12

                               PlayCore, Inc.
                         Consolidated Balance Sheets
                                 (unaudited)
                      (in thousands, except share data)

                                                 December 31,    June 30,
                      ASSETS                        1997          1998
   Current assets:
     Cash                                         $    677      $  1,226
      Accounts receivable, less allowance for
       doubtful accounts of $407 and $469           13,295        23,902
     Other receivables                                 162         2,559
     Inventories                                    12,533        11,793
     Refundable income taxes                         1,157             -
     Prepaid expenses                                1,586         2,445

     Deferred income taxes                             765           765
                                                   -------       -------
   Total current assets                             30,175        42,690

   Property, plant and equipment, net               20,535        20,645
   Deferred financing and other costs, net of
    accumulated amortization of $868 and
    $1,201                                           3,639         3,356
   Identifiable intangible assets, net of
    accumulated amortization of $527 and $686        6,909         6,752
   Goodwill, net of accumulated amortization
    of $4,049 and $4,598                            39,907        39,978
                                                  --------      --------
                                                 $ 101,165     $ 113,421
                                                  ========      ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Revolving loan                            $   7,615     $  15,160
       Accounts payable                              5,949         6,529
       Accrued income taxes                              -         1,643
       Accrued expenses                              9,396        10,771
       Current portion of long-term debt             9,457         6,847
                                                  --------      --------
   Total current liabilities                        32,417        40,950

   Long-term debt, net of current portion           49,590        47,170

   Convertible subordinated debentures
    payable to stockholders                          5,869         6,161

   Deferred income taxes                             1,595         2,395

   Stockholders' equity:
     Preferred stock, $.01 par value,
       5,000,000 shares authorized,
       no shares issued or outstanding                   -             -
     Common stock, $.01 par value, 25,000,000
       shares authorized, 11,542,268 and
       11,543,349 shares issued                        115           115
     Class B common stock, $.01 par value,
       1,750,000 shares authorized,
       no shares issued or outstanding                   -             -
     Additional paid-in capital                     37,518        37,524
     Excess purchase price over predecessor
       basis                                        (5,627)       (5,627)
     Retained earnings                              20,199        25,244
     Less 3,634,385 common shares held in
       treasury, at cost                           (40,511)      (40,511)
                                                  --------      --------
   Total stockholders' equity                       11,694        16,745
                                                  --------      --------
                                                 $ 101,165     $ 113,421

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



           See notes to interim consolidated financial statements

                                       PlayCore, Inc.
            Consolidated Interim Statements of Operations and Retained Earnings
                                        (unaudited)
                          (in thousands, except per share amounts)


                               Three months      Six months     Three months    Six months
                                   ended            ended          ended          ended
                                 June 30,         June 30,        June 30,       June 30,
                                   1997             1997            1998           1998
   Net sales                    $   34,923       $  45,772     $   36,856     $   62,113
   Cost of goods sold               17,187          23,066         17,880         31,547
                                  --------        --------       --------       --------
   Gross profit                     17,736          22,706         18,976         30,566
   Operating expenses:
     Selling                         5,630           7,746          6,193         12,138
     General and
      administrative                 2,339           4,061          2,197          5,157
    Amortization of
     intangible assets                 527             871            518          1,037
                                   -------        --------       --------       --------
                                     8,496          12,678          8,908         18,332
   Operating income                  9,240          10,028         10,068         12,234

   Other expense:
     Interest expense                2,277           3,502          2,023          3,948
     Other, net                         39              55             64            136
                                   -------         -------       --------        -------
   Total other expense               2,316           3,557          2,087          4,084
                                   -------         -------       --------        -------
   Income before income
    taxes and extraordinary
    item                             6,924           6,471          7,981          8,150
   Income tax expense                2,633           2,462          3,045          3,105
                                   -------        --------       --------      ---------
   Income before
    extraordinary item               4,291           4,009          4,936          5,045
   Extraordinary item, net
    of income tax benefit
    of $540                             -              860              -              -
                                   -------         -------       --------       --------
   Net income                        4,291           3,149          4,936          5,045

   Retained earnings at
    beginning of period             17,880          19,022         20,308         20,199
                                   -------        --------       --------       --------
   Retained earnings at end
    of period                    $  22,171       $  22,171      $  25,244      $  25,244
                                   =======        ========       ========       ========

   Basic earnings per
    share:
     Income before
       extraordinary item         $   0.61       $    0.60       $   0.62       $   0.64

     Extraordinary loss                -             (0.13)           -              -
                                   -------        --------       --------       --------
     Net income                   $   0.61       $    0.47       $   0.62       $   0.64
                                   =======        ========       ========       ========
   Diluted earnings per
    share:
     Income before
       extraordinary item         $   0.49        $   0.50       $   0.51       $   0.53
     Extraordinary loss                -             (0.10)           -              -
                                  --------        --------       --------       --------
     Net income                   $   0.49        $   0.40       $   0.51      $    0.53
                                  ========        ========       ========       ========


   See notes to interim consolidated financial statements

                                 PlayCore, Inc.
                  Consolidated Interim Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                               Six months          Six months
                                                 ended                ended
                                                June 30,             June 30,
                                                  1997                 1998
   Operating activities
   Net income                                  $  3,149            $   5,045
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Write-off of unamortized deferred
        financing costs                           1,400                    -
       Amortization of debt discount                106                  182
       Deferred income taxes                        430                  800
       Depreciation                                 847                1,222
       Amortization of intangible assets            871                1,037
      Interest converted to convertible
        subordinated debentures                     265                  292
        Changes in operating assets and
         liabilities                             (6,406)              (8,488)
                                                -------             --------
   Net cash provided by operating
     activities                                     662                   90
   Investing activities
   Purchase of property, plant and
     equipment                                     (675)              (1,290)
   Acquisitions, net of cash acquired           (42,566)                (590)
                                               --------             --------
   Net cash used by investing activities        (43,241)              (1,880)

   Financing activities
   Increase in revolving loan                     6,695                7,545
   Issuances of long-term debt                   63,777                    -
   Debt issuance costs incurred                  (3,027)                   -
   Proceeds from issuance of commom
     stock warrants                               2,723                    -
   Proceeds from issuance of common
     stock, net of offering costs                 4,550                    6
   Payments of long-term debt                   (31,571)              (5,212)
                                               --------            ---------
   Net cash provided by financing
    activities                                   43,147                2,339

   Increase in cash                                 568                  549
   Cash at beginning of period                        1                  677
                                               --------            ---------
   Cash at end of period                      $     569           $    1,226
                                               ========            =========

   Supplemental disclosure of cash flows
     information-cash paid (received)
     during period for:

   Interest                                   $   1,972           $    2,754
   Income taxes, net of refunds received            369                 (520)



             See notes to interim consolidated financial statements

               Notes to Interim Consolidated Financial Statements
                                    Unaudited
                                 (in thousands)
                                  June 30, 1998

   1.   Basis of presentation of unaudited consolidated financial statements

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
   December 31, 1997.

   2.   Earnings per share

           The following table sets forth the computation of basic and diluted earnings per share:

                                         Three months     Six months    Three months      Six months
                                        ended June 30,  ended June 30, ended June 30,   ended June 30,
                                             1997            1997           1998             1998
    Numerator:
       Numerator for basic and
         diluted earnings per
         share - income before
         extraordinary item                 $   4,291       $   4,009       $   4,936     $   5,045
       Effect of diluted
        securities - 10% convertible
        subordinated debentures                    86             167              95           183
                                            ---------       ---------       ---------     ---------
       Numerator for diluted earnings
        per share                           $   4,377       $   4,176      $    5,031    $    5,228
                                            =========       =========       =========     =========
    Denominator:
       Denominator for basic earnings
        per share - weighted average
        shares                                  7,091           6,665           7,909         7,909
       Effect of diluted securities:
         Employee stock options
          (treasury stock method)                  37              37              87            54
         Warrants                                 592             359             624           622
         10% convertible
           subordinated debentures              1,155           1,132           1,274         1,248
                                             --------        --------       ---------     ---------
         Denominator for diluted
           earnings per share                   8,875           8,193           9,894         9,833
                                             ========        ========       =========     =========

    Inventories

       Inventories consist of the
         following:
                                           December 31,      June 30,
                                               1997            1998

       Finished goods and work in
         process                            $   7,112       $   6,477
       Raw materials                            5,421           5,316
                                             --------        --------
                                            $  12,533       $  11,793
                                             ========        ========

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

   Results of Operations:

   On March 13, 1997, the Company acquired GameTime, Inc. (GameTime), a leading manufacturer of modular and custom commercial outdoor playground equipment for schools, parks and municipalities. GameTime was merged into Newco, Inc. the Company's wholly owned operating subsidiary, as an independent business unit. The acquisition of GameTime was accounted for using the purchase method. Therefore, the results of GameTime are included with those of the Company beginning with the date of the acquisition. In April 1998, the Company changed its name to PlayCore, Inc. from Swing-N-Slide Corp.

   Three Months Ended June 30, 1998, Compared to the Three Months Ended June 30, 1997.

   Net Sales. Net sales increased $1.9 million, or 5.5 percent, to $36.8 million for the three months ended June 30, 1998 as compared to $34.9 million for the same period a year ago. The increase is primarily due to the growth in sales of commercial playground equipment driven by new safety standards and an expanding economy.

   Gross Profit. Gross profit increased $1.3 million, or 7.0 percent, to $19.0 million and increased as a percentage of net sales to 51.5 percent for the three months ended June 30, 1998 as compared to $17.7 million and
   50.8 percent for the same period a year ago. The impact of higher sales volume on fixed overhead costs and ongoing efficiency improvements led to the increase in gross profit margin.

   Selling Expense. Selling expense increased $0.6 million, or 10.0 percent, to $6.2 million and increased as a percentage of net sales to 16.8 percent for the three months ended June 30, 1998 as compared to $5.6 million and
   16.1 percent for the three months ended June 30, 1997. The increase as a percentage of net sales primarily results from a greater percentage of commercial sales, which have higher selling costs as a percentage of net sales.

   General and Administrative Expenses. General and administrative expenses decreased $0.1 million, or 6.1 percent, to $2.2 million and decreased as a percentage of net sales to 6.0 percent for the three months ended June 30, 1998 as compared to $2.3 million and 6.7 percent for the same period a year ago. The main reason for the decrease as a percentage of net sales is the impact of higher sales volume on fixed general and administrative expenses.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other identifiable intangible assets was $0.5 million for the three months ended June 30, 1998 and for the same period a year ago.

   Other Expense. Interest expense decreased $0.3 million to $2.0 million for the three months ended June 30, 1998. This decrease was primarily due to the pay down of $3.0 million on the Company's term note in 1997 and the pay-off of the $2.5 million Junior Subordinated Bridge Note on December 31, 1997.

   Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

   Net Sales. Net sales for the six months ended June 30, 1998 increased $16.3 million, or 35.7 percent, to $62.1 million as compared to $45.8 million for the same period in 1997. The main reason for the increase is the inclusion of GameTime sales for the entire first six months of 1998 versus the inclusion of GameTime sales from March 13 through June 30, 1997.

   Gross Profit. Gross profit increased $7.9 million, or 34.6 percent, to $30.6 million but decreased slightly as a percentage of net sales to 49.2 percent for the six months ended June 30, 1998 as compared to $22.7 million and 49.6 percent for the same period a year ago. The main reason for the decrease in gross profit margin is a greater percentage of sales of the Company's lower margin product categories.

   Selling Expense. Selling and marketing expenses increased $4.4 million, or
   56.7 percent, to $12.1 million and increased as a percentage of net sales to 19.5 percent for the six months ended June 30, 1998 as compared to $7.7 million and 16.9 percent for the same period a year ago. The dollar increase is mainly due to the inclusion of GameTime's selling and marketing expenses for the full six months in 1998. The increase as a percentage of net sales is primarily due to the higher selling costs as a percentage of net sales inherent in the commercial playground area.

   General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 27.0 percent, to $5.2 million but decreased as a percentage of sales to 8.3 percent for the six months ended June 30, 1998 as compared to $4.1 million and 8.9 percent for the six months ended June 30, 1997. The dollar increase is primarily due to the inclusion of GameTime general and administrative expenses for the entire first half of 1998. The main reason for the decrease as a percentage of net sales is the impact of higher sales volume on fixed general and administrative expenses.

   Amortization of Intangible Assets. Amortization of financing fees, goodwill and other identifiable intangible assets was $1.0 million for the six months ended June 30, 1998 as compared to $0.9 million for the same period a year ago. Additional amortization resulted from goodwill, identifiable intangible assets and financing fees associated with the GameTime acquisition.

   Other Expense. Interest expense increased $0.4 million to $3.9 million for the six months ended June 30, 1998. This increase in interest expense was due to the additional debt that was incurred in connection with the GameTime acquisition on March 13, 1997.

   Seasonality

   The Company's sales pattern is seasonal and is concentrated in the period from April 1 through September 30 (approximately 67 percent). The timing of initial stocking orders and fluctuations in customer demand through the spring and summer months contribute to this pattern.

   Liquidity and Capital Resources

   During the six months ended June 30, 1998, total indebtedness increased $2.8 million primarily as a result of increased levels of working capital. The Company expects that debt levels will decline over the second half of 1998 due to the shipment of inventories and collection of receivables.

   The Company's primary sources of working capital are cash flow from operations and borrowings under Newco's senior credit facility that was entered into in March 1997 and runs through June 2003. The facility consists of (a) a $20.0 million revolving credit facility; (b) a $45.0 million Term A facility and (c) a $4.5 million Term B facility. The entire facility is guaranteed by PlayCore, Inc. and secured by a first priority mortgage or security interest in all of Newco's tangible and intangible assets, as well as the pledge of all of the outstanding shares of Newco Common Stock. In addition, the Company and Newco are subject to certain restrictive covenants which include, among other things, restrictions on the payment of dividends and a limitation on additional indebtedness.

   Borrowings under the revolving loan facility are limited to specified percentages of inventories and accounts receivable, not to exceed $20.0 million. At June 30, 1998, the outstanding amount of the revolving loan facility was $15.2 million.

   The Company made capital expenditures totaling approximately $1.3 million in the six months ended June 30, 1998. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and future capacity for borrowing will be sufficient to fund current business operations as well as future capital expenditures and growth opportunities.

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

                           PART II.  OTHER INFORMATION

   ITEM 1.   SUBMISSIONS OF MATTERS TO VOTE

             At the Company's annual meeting of stockholders held on June 4, 1998, Terence S. Malone, Frederic L. Contino, David S. Evans, George N. Herrera, Timothy R. Kelleher, Gary A. Massel and Caroline L. Williams were elected as directors of the Company for terms expiring in 1999. All directors were elected by 6,872,191 shares, with 158,617 shares withholding authority.


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit 27   Financial Data Schedule


        (b)  Reports on Form 8-K

             None.

                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Swing-N-Slide Corp.



   Date:  August 11, 1998               /s/ Richard E. Ruegger
                                           Richard E. Ruegger,
                                           Vice President-Finance
                                           and Chief Financial Officer
                                           (Duly authorized officer and
                                           Principal Financial and Accounting
                                           Officer)

                               Exhibit Index Page

   Exhibit No.         Description
      27          Financial Data Schedule