Form 10-Q
period 1998-09-30
PLAYCORE INC
filed 1998-11-12
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to ________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: as of November 9, 1998 there were 7,908,964 shares of Common Stock, par value, $.01 per share, outstanding.

                                 PLAYCORE, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                      INDEX

Part I.  Financial Information:                                             Page

         Unaudited Consolidated Balance Sheets -
1.       December 31, 1997 and September 30, 1998                             3



         Unaudited Consolidated Interim Statements of Operations
              and Retained Earnings -
                  Three Months Ended September 30, 1997                       4
                  Nine Months Ended September 30, 1997
                  Three Months Ended September 30, 1998 and
                  Nine Months Ended September 30, 1998

         Unaudited Consolidated Interim Statements of Cash Flows-
                  Nine Months Ended September 30, 1997 and                    5
                  Nine Months Ended September 30, 1998

         Notes to Unaudited Interim Consolidated Financial Statements         6
         Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     7-11



Part II. Other Information

                  Item 6 - Exhibits and Reports on Form 8-K                   12

Signature                                                                     13

                                 PlayCore, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)
                        (in thousands, except share data)

                                                 December 31,      September 30,
                 ASSETS                                1997             1998
                                                 -----------       -------------
  Current assets:
      Cash                                           $   677           $   365
      Accounts receivable, less
        allowance for doubtful
        accounts of $407 and $490                     13,295            21,482
      Other receivables                                  162             1,771
      Inventories                                     12,533            10,371
      Refundable income taxes                          1,157                -
      Prepaid expenses                                 1,586             1,749
      Deferred income taxes                              765               765

 Total current assets                                 30,175            36,503

 Property, plant and equipment, net                   20,535            20,789

Deferred financing and other costs,
net of accumulated amortization of $868
and $1,375                                             3,639             3,374

Identifiable intangible assets, net of
accumulated amortization of $527 and $761              6,909             6,675

Goodwill, net of accumulated amortization
of $4,049 and $4,872                                  39,907            39,704
                                                ------------        ------------
                                                $    101,165        $  107,045
                                                ============        ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Revolving loan                                   $ 7,615        $   11,975
    Accounts payable                                   5,949             5,433
    Accrued income taxes                                  -              1,001
    Accrued expenses                                   9,396            10,065
    Current portion of long-term debt                  9,457             7,215

Total current liabilities                             32,417            35,689

Long-term debt, net of current portion                49,590            44,592

Convertible subordinated debentures
  payable to stockholders                              5,869             6,697

Deferred income taxes                                  1,595             2,790

Stockholders' equity:
    Preferred stock, $.01 par value,
      5,000,000 shares authorized,
      no shares issued or outstanding                     -                -
    Common stock, $.01 par value,
      25,000,000 shares authorized,
      11,542,268 and 11,543,349 shares
      issued                                             115              115
    Class B common stock, $.01 par value,
      1,750,000 shares authorized,
      no shares issued or outstanding                     -                -
    Additional paid-in capital                        37,518           37,524
    Excess purchase price over predecessor
      basis                                           (5,627)          (5,627)
    Retained earnings                                 20,199           25,776
    Less 3,634,385 common shares held in
      treasury, at cost
                                                     (40,511)         (40,511)
                                                  ----------       ------------
Total stockholders' equity                            11,694           17,277
                                                  ----------       ------------
                                                  $  101,165       $  107,045
                                                  ==========       ============

Note: The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated balance sheet at that date.


             See notes to interim consolidated financial statements

                                                   PlayCore, Inc.
                         Consolidated Interim Statements of Operations and Retained Earnings
                                                     (unaudited)
                                      (in thousands, except per share amounts)
                                                     Three months     Nine months   Three months  Nine months
                                                        ended           ended          ended        ended
                                                      September 30,  September 30,  September 30, September 30,
                                                          1997             1997          1998         1998

                                                          -----          ------        ------       ------
Net sales                                               $ 24,827       $ 70,599      $ 29,533     $ 91,646

Cost of goods sold                                        13,887         36,953        16,267       47,814
                                                          ------         ------        ------       ------

Gross profit                                              10,940         33,646        13,266       43,832

Operating expenses:

    Selling                                                5,454         13,200         7,517       19,655

    General and administrative                             2,502          6,563         2,232        7,389

    Amortization of intangible assets                        537          1,408           536        1,573
                                                           -----         ------        ------       ------

                                                           8,493         21,171        10,285       28,617
                                                           -----         ------        ------       ------

Operating income                                           2,447         12,475         2,981       15,215

Other expense:
    Interest expense
                                                           2,017          5,519         1,852        5,800
    Other, net
                                                             262            317           122          258
                                                           -----          -----         -----        ------
Total other expense                                        2,279          5,836         1,974        6,058
                                                           -----          -----         -----        ------

Income before income taxes and extraordinary item            168          6,639         1,007        9,157

Income tax expense                                            70          2,532           475        3,580
                                                            ----          -----         -----        -----
Income before extraordinary item
                                                              98          4,107           532        5,577

Extraordinary item, net of income tax benefit of $540
                                                              --            860            --           --

Net income                                                    98          3,247           532        5,577

Retained earnings at beginning of period                  22,171         19,022        25,244       20,199
                                                          ------         ------        ------       ------
Retained earnings at end of period                      $ 22,269        $22,269      $ 25,776     $ 25,776
                                                          ======         ======        ======       ======

Basic earnings per share:

  Income before extraordinary item                        $ 0.01         $ 0.60        $ 0.07      $  0.71

  Extraordinary loss                                        --            (0.13)           --           --
                                                           -----          -----          ----         -----
  Net income                                              $ 0.01         $ 0.47        $ 0.07      $  0.71
                                                           =====          =====          ====         =====
Diluted earnings per share:

 Income before extraordinary item                         $ 0.01         $ 0.52        $ 0.06      $  0.59

  Extraordinary loss                                        --            (0.10)          --           --
                                                       ---------      ---------      --------      -------
  Net income                                              $ 0.01         $ 0.42      $   0.06      $  0.59
                                                       =========      =========      ========      =======

             See notes to interim consolidated financial statements

                                 PlayCore, Inc.
                  Consolidated Interim Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                  Nine months      Nine months
                                                     ended            ended
                                                   September 30,   September 30,
                                                     1997              1998
Operating activities
Net income                                        $  3,247            $ 5,577
Adjustments to reconcile net
  income to net cash provided
  by operating activities:

     Write-off of unamortized
     deferred financing costs                        1,400                  -

     Amortization of debt discount                     197                274

     Deferred income taxes                             690              1,195

     Depreciation                                    1,360              1,837

     Amortization of intangible
       assets                                        1,408              1,573

     Interest converted to convertible
       subordinated debentures                         265                292

     Changes in operating assets and
       liabilities                                  (1,783)            (5,619)

Net cash provided by operating
  activities                                         6,784              5,129

Investing activities
Purchase of property, plant and equipment           (1,061)            (2,048)

Acquisitions, net of cash acquired                 (42,566)              (590)

Other                                                 (141)                 -

Net cash used by investing activities              (43,768)            (2,638)

Financing activities
Increase in revolving loan                           1,545              4,360

Issuances of long-term debt                         63,777                536

Debt issuance costs incurred                        (3,027)              (191)
Proceeds from issuance of commom
  stock warrants                                     2,723                  -
Proceeds from issuance of common stock,
  net of offering costs                              4,550                  6

Payments of long-term debt                         (31,643)            (7,514)
Net cash provided(used) by financing               -------            -------
  activities                                        37,925             (2,803)
                                                   -------            -------
Increase(decrease) in cash                             941               (312)

Cash at beginning of period                              1                677
                                                   -------            -------
Cash at end of period                               $  942            $   365
                                                   =======            =======

Supplemental disclosure of cash
flows information cash paid during
period for:                                        $ 4,164            $ 5,607

Income taxes, net of refunds received                  369                134



             See notes to interim consolidated financial statements

               Notes to Interim Consolidated Financial Statements
                                    Unaudited
                                 (in thousands)
                               September 30, 1998

1.   Basis of presentation of unaudited consolidated financial statements

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three months     Nine months   Three months   Nine months
                                                              ended          ended         ended          ended
                                                           September 30,  September 30,  September 30,   September 30,
                                                              1997             1997         1998          1998

     Numerator:
      Numerator for basic and diluted earnings per share -
        income before extraordinary item                      $    98       $ 4,107     $   532       $ 5,577
      Effect of diluted securities -
        10% convertible subordinated debentures                    --           252          --           285
                                                              -------       -------     -------       -------
       Numerator for diluted earnings per share               $    98       $ 4,359     $   532       $ 5,862
                                                              =======       =======     =======       =======
   Denominator:
      Denominator for basic earnings per share -
         weighted average shares                                7,134         6,823       7,909         7,909

      Effect of diluted securities:

        Employee stock options(treasury stock
           method)                                                 39            39          42            42

        Warrants                                                  596           438         620           620

        10% convertible subordinated debentures                   --          1,164          --         1,298
                                                                -----         -----       -----         -----
       Denominator for diluted earnings per share               7,769         8,464       8,571         9,869
                                                                =====         =====       =====         =====

Inventories

   Inventories consist of the following:
                                                            December 31,   September 30,
                                                                1997          1998
                                                             --------       --------
   Finished goods and work in process                         $ 7,112       $ 5,482

   Raw materials                                                5,421         4,889
                                                               ------        ------
                                                              $12,533       $10,371
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


Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997.

Net Sales. Net sales increased $4.7 million, or 19.0 percent, to $29.5 million for the three months ended September 30, 1998 as compared to $24.8 million for the same period a year ago. The increase was primarily due to the growth in sales of commercial playground equipment, which management attributes to the impact of new playground equipment safety standards.

Gross Profit. Gross profit increased $2.3 million, or 21.3 percent, to $13.3 million and increased as a percentage of net sales to 44.9 percent for the three months ended September 30, 1998 as compared to $10.9 million and 44.1 percent for the same period a year ago. The impact of higher sales volume on fixed overhead costs and ongoing efficiency improvements led to the increase in the gross profit margin.

Selling Expense. Selling expense increased $2.0 million, or 37.8 percent to $7.5 million, and increased as a percentage of net sales to 25.5 percent for the three months ended September 30, 1998 as compared to $5.5 million and 22.0 percent for the three months ended September 30, 1997. The increase as a percentage of net sales mainly results from the increase in commercial playground equipment sales, which have higher selling costs as a percentage of net sales.

General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 10.8 percent, to $2.2 million and decreased as a percentage of net sales to 7.6 percent for the three months ended September 30, 1998 as compared to $2.5 million and 10.1 percent for the same period a year ago. The primary reason for the decrease as a percentage of net sales was the impact of higher sales volume on fixed general and administrative expenses.

Amortization of Intangible Assets. Amortization of financing fees, goodwill and other identifiable intangible assets was $0.5 million for the three months ended September 30, 1998 and for the same period a year ago.

Other Expense. Interest expense decreased $0.2 million to $1.9 million for the three months ended September 30, 1998. This decrease was primarily due to the scheduled repayments of principal on the Company's term note and the pay-off of the Company's $2.5 million Junior Subordinated Bridge Note on December 31, 1997.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997.

Net Sales. Net sales for the nine months ended September 30, 1998 increased $21.0 million, or 29.8 percent, to $91.6 million as compared to $70.6 million for the same period in 1997. The primary reasons for the increase was the inclusion of GameTime sales for the entire nine months of 1998 versus the inclusion of GameTime sales from March 13 through September 30, 1997, and the increase in sales of commercial playground equipment.

Gross Profit. Gross profit increased $10.2 million, or 30.3 percent, to $43.8 million and increased slightly as a percentage of net sales to 47.8 percent for the nine months ended September 30, 1998 as compared to $33.6 million and 47.7 percent for the same period a year ago. The main reason for the increase in gross profit margin was the impact of higher sales volume on fixed overhead costs.

Selling Expense. Selling and marketing expenses increased $6.5 million, or 48.9 percent, to $19.7 million and increased as a percentage of net sales to 21.4 percent for the nine months ended September 30, 1998 as compared to $13.2 million and 18.7 percent for the same period a year ago. The dollar increase was primarily due to the inclusion of GameTime's selling and marketing expenses for the full nine months in 1998. The increase as a percentage of net sales is mainly due to the higher selling costs as a percent of net sales inherent in commercial playground equipment sales.

General and Administrative Expenses. General and administrative expenses increased $0.8 million, or 12.6 percent, to $7.4 million but decreased as a percentage of net sales to 8.1 percent for the nine months ended September 30, 1998 as compared to $6.6 million and 9.3 percent for the nine months ended September 30, 1997. The dollar increase was primarily due to the inclusion of GameTime's general and administrative expenses for the entire nine months of 1998. The main reason for the decrease as a percentage of net sales was the impact of higher sales volume on fixed general and administrative expenses.

Amortization of Intangible Assets. Amortization of financing fees, goodwill and other identifiable intangible assets was $1.6 million for the nine months ended September 30, 1998 as compared to $1.4 million for the same period a year ago. Additional amortization resulted from goodwill, identifiable intangible assets and financing fees associated with the GameTime acquisition.

Other Expense. Interest expense increased $0.3 million to $5.8 million for the nine months ended September 30, 1998. This increase in interest expense was due to the additional debt that was incurred in connection with the GameTime acquisition on March 13, 1997.

Seasonality

The Company's sales pattern is seasonal and is concentrated in the period from April 1 through September 30 (approximately 65 percent). The timing of initial stocking orders and fluctuations in customer demand through the spring and summer months contribute to this pattern.

Liquidity and Capital Resources

During the nine months ended September 30, 1998, total indebtedness decreased approximately $2.1 million. Cash generated from operations was used to pay down the debt.

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

Borrowing availability under the revolving credit facility is limited to specified percentages of qualified inventories and accounts receivable, not to exceed $20.0 million. At September 30, 1998, the outstanding amount of the revolving loan facility was $12.0 million, and availability was approximately $18.0 million.

The Company made capital expenditures totaling approximately $2.0 million in the nine months ended September 30, 1998. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and anticipated future capacity for borrowing will be sufficient to fund current business operations as well as anticipated future capital expenditures and growth opportunities.

Impact of Year 2000

Certain of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, such older computer programs could misinterpret a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications with this defect could fail or create erroneous results.

The Company's Year 2000 compliance is directed by senior management and includes four main projects:

     1. Information  technology;
     2. Operating equipment with embedded chips or software;
     3. Products; and
     4. 3rd party suppliers and customers

These projects generally include four phases:

     1. Assessment - assessing equipment and systems for potential Year 2000 non-compliance;
     2. Remediation - developing solutions to correct Year 2000 non-compliance;
     3. Testing - testing the developed solutions for effectiveness; and
     4. Implementation - implementing the fully tested solutions.

The following chart is a summary of our Year 2000 compliance schedule target dates:

                                                       Resolution Phases


           ----------------    --------------------   -------------------    --------------------   --------------------
                                    Assessment             Remediation              Testing         Implementation
           ----------------    --------------------   -------------------     ------------------    --------------------
               Information         100% Complete          85% Complete           75% Complete       75% Complete
               Technology
    E                                                     Expected                Expected          Expected
    x                                                     completion date         completion        completion date
    p                                                     December 1998           date              April 1999
    o                                                                             February 1999
    s
    u
    r      ----------------    -------------------    -------------------    -------------------    --------------------
    e
           Operating           90% Complete           75% Complete           50% Complete           50% Complete
    T      Equipment with
    y      Embedded Chips      Expected completion    Expected completion    Expected completion    Expected completion
    p      or software         date, December 1998    date, March 1999       date, April 1999       date, April 1999
    e
          -----------------    -------------------    -------------------    -------------------    --------------------

           Products            100% Complete          100% Complete          100% Complete          90% Complete

                                                                                                    Expected completion
                                                                                                    date, January 1999
          -----------------    -------------------    -------------------    -------------------    --------------------
           3rd Party                                  10% Complete for
           Suppliers and       50% Complete for       system interface       10% Complete for       10% Complete for
           Customers           system interface                              system interface       system interface
                                                      Develop contingency
                               Expected completion    plans as
                               for surveying          appropriate,           Expected completion    Implement
                               vendors, February      February 1999          date for system        contingency plans or
                               1999                                          interface work,        alternatives as
                                                                             March 1999             necessary, February
                                                                                                    1999
           ----------------    -------------------    -------------------    -------------------    --------------------

We believe our Year 2000  compliance  will be  completed  on  schedule,  but the schedule is based on a number of factors and assumptions. These assumptions include the accuracy and completeness of responses by 3rd parties to our inquiries and the availability of skilled personnel to complete the compliance work. The compliance schedule could be adversely impacted if any of the factors and assumptions are incorrect. We cannot give assurance that our Year 2000 compliance projects will be completed on schedule or that we will not uncover Year 2000 issues that could create a material impact on the operation of the Company. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer system failures, equipment shutdowns or improperly dated business records. The amount of such potential liability and lost revenue cannot be reasonably estimated at this time.

The Company is in the process of working with third party vendors and customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by March 1999. Although management believes a significant interruption in our suppliers and customers activities (due to Year 2000 issues) is unlikely, such an interruption could have a material impact on our financial results.

We do not believe that the cost of our Year 2000 compliance will be material to our financial condition or results of operations. The cost of Year 2000 compliance is not expected to exceed $400,000 and is being funded through operating cash flows. To date, we have spent approximately $200,000 on Year 2000 compliance.

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

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


                                  PlayCore, Inc.



Date:  November 11, 1998            /s/ Richard E. Ruegger
                                  --------------------------------------
                                   Richard E. Ruegger,
                                   Vice President-Finance
                                   and Chief Financial Officer
                                   (Duly   authorized   officer  and  Principal
                                   Financial and Accounting Officer)