Form 10-K
period 1998-12-31
PLAYCORE INC
filed 1999-03-30
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-20450
                                 PLAYCORE, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              36-3808989
(State or other jurisdiction of                                 (I.R.S. employer
incorporation or organization)                            identification number)

15 West Milwaukee Street, Suite 204
Janesville, WI                                                             53545
(Address of principal executive offices)                              (zip code)

Registrant's telephone number including area code                 (608) 741-7183

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

         Yes   X                                              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates as of March 15, 1999 was $12,862,638 (excludes shares held by directors and officers of registrant). This is based on the closing price of the common stock on the AMEX
- American Stock Exchange.

At March 15, 1999, there were 7,911,214 shares of common stock outstanding.

Part III incorporates information by reference from the Proxy Statement for the annual meeting of stockholders to be held on May 26, 1999.

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

                                     PART I
Item 1 - Business

General

PlayCore, Inc. is a leading designer, manufacturer and marketer of commercial and consumer playground equipment and backyard products. It was incorporated in Delaware in January 1992, and on January 31 of that year its wholly owned subsidiary PlayCore Wisconsin, Inc. (formerly Newco, Inc.), a Wisconsin corporation ("PlayCore Wisconsin"), incorporated in November 1991, acquired substantially all of the assets and business of a predecessor company. PlayCore, Inc. and PlayCore Wisconsin, Inc. are sometimes referred to herein as the "Company" or "PlayCore." In April 1998, the Company changed its name to PlayCore, Inc. from Swing-N-Slide Corp.

On March 13, 1997, PlayCore Wisconsin acquired all of the issued and outstanding shares of GameTime, Inc., an Alabama corporation ("GameTime(R)"). Immediately following the acquisition on March 13, 1997, GameTime(R) merged into PlayCore Wisconsin.

The Company's commercial playground systems are primarily sold under the brand name GameTime(R). GameTime(R) is one of the leading manufacturers and marketers of modular and custom commercial outdoor playground equipment in the world. GameTime(R) markets its playground systems and components to municipalities, schools, park districts and other playground equipment users through a network of independent representatives. The Company's consumer playground systems are primarily sold under the brand name Swing-N-Slide(R). The Swing-N-Slide(R) product line is marketed through hardware and home center customers. The Swing-N-Slide(R) do-it-yourself wooden playground equipment is the market leader in the U.S. and is sold worldwide through more than 6,000 home center, building supply and hardware stores.

On February 16, 1999, the Company acquired all of the capital stock of Heartland Industries, Inc. ("Heartland"), a maker of wooden storage buildings, for approximately $13.3 million

(including the repayment of certain indebtedness of Heartland), subject to certain post-closing adjustments as provided in the Agreement and Plan of Merger. Heartland has a national network of company-owned sales branches and independent dealers to sell its products, which include yard barns and custom-built garages. The acquisition was financed by amending and restating the Company's existing senior credit facility to increase the revolving loan facility to $28.0 million, the Term A facility to $38.0 million and the Term B facility to $9.0 million.

Products and Markets

Commercial Playground Systems

As mentioned previously, on March 13, 1997, PlayCore Wisconsin acquired the stock and business of GameTime, Inc., a leading manufacturer of commercial playground equipment.

GameTime(R) manufactures over 4,000 products in a wide variety of colors. GameTime(R)'s largest product offering is plastic and metal playground systems, which are custom manufactured using several hundred pre-designed components. GameTime(R) also manufactures preschool playground equipment such as mini-playgrounds and sandboxes, sport and fitness products, such as basketball and soccer equipment, park products, such as picnic tables and picnic benches and site amenities, such as benches, litter receptacles and bicycle racks. GameTime(R) also offers replacement parts and accessories for all its playground systems.

GameTime(R)'s products contain many unique proprietary components. Examples of these include MegaLoc(R), a clamp which maximizes strength while minimizing installation error; Bigfoot(TM), a large three-in-one slide; Megarock(TM), a freeform multiple use climber; and PlayGraphics(TM), graphics which are molded into GameTime(R)'s products.

The metal commercial playground equipment consists of playground systems built from plastic and metal components, as well as ancillary playground equipment such as swings and whirls. Plastic components are rotationally molded using primarily low-density polyethylene and are used in slides, tubes and roof components. Metal components include steel and aluminum uprights, steel tubing, decks and hardware. Nearly all of GameTime(R)'s sales are conducted through a network of independent sales representatives. These sales representatives have access to proprietary CAD software, which allows the customer to design in color a 3-dimensional playground system on-site, while automatically pricing the design for the customer and developing order entry data for the Company.

In May 1998, PlayCore Wisconsin acquired certain assets and assumed certain liabilities of Pentes Play, Inc. ("Pentes"), a leading designer and marketer of soft contained play systems. Pentes is now marketed and sold through GameTime.

The Pentes product line consists of a wide variety of custom designed soft contained play systems. These systems can be designed in any array of colors and sizes. All surfaces of the unit that a person comes in contact with are padded to prevent injuries. Within a play system, all play events are enclosed with netting or inside tubes. The Pentes play systems are sold through GameTime's network of independent sales representatives directly to restaurants, hotels, resorts, theme parks and health and fitness clubs.

In 1994, Swing-N-Slide introduced a new line of wooden commercial playground systems sold under the Tuff Kids(TM) brand name. This is a complete playground system targeted at small to medium-size applications such as day care centers, churches, campgrounds and schools. Installation options for Tuff Kids(TM) commercial playgrounds range from do-it-yourself to full installation by a contractor. The Tuff Kids(TM) line is sold through the same distribution channels as Swing-N-Slide(R)'s consumer playground systems. There are five basic models of the Tuff Kids(TM) commercial units. A key feature of the Tuff Kids(TM) system is the modular design, which simplifies future expansion.

Consumer Playground Systems

The Swing-N-Slide(R) product line consists of a broad line of do-it-yourself wooden playground kits, plastic slides and accessories for home playground use. These kits contain well-illustrated instructions to simplify construction by do-it-yourself consumers. The kits are specifically designed to be assembled by the consumer, and most of the kits can be combined with each other and with Swing-N-Slide(R)'s high-density polyethylene slides. The Company estimates that its playground kits generally can be assembled by two adults in approximately two to twelve hours depending on the size and complexity of the unit.

The wooden playground kits manufactured and sold by Swing-N-Slide(R) include an assembly plan, brackets, hardware and various accessories in an attractive box that illustrates and lists the lumber, nails and tools required to complete the kit. The Company currently sells twelve basic designs of playground kits.

Swing-N-Slide(R) also designs and manufactures high-density polyethylene slides for use on its wooden playground kits. In addition, the slides are readily adaptable for use on pre-cut, do-it-yourself and custom playground units produced by other manufacturers. The Company currently manufactures and sells six different high-density polyethylene slides.

Swing-N-Slide(R) sells a broad line of accessories, which complement its wooden playground kits. Examples of accessories include swing seats, metal and wood swing hangers, climbing ropes, ladders, nets, merry-go-rounds and replacement tarps. Swing-N-Slide(R)'s wooden playground kits include between one and four open spots that the consumer can customize with various accessories. Therefore, a significant portion of Swing-N-Slide(R)'s accessories are sold in connection with the purchase of a playground kit or as upgrades or replacement parts for Swing-N-Slide(R)'s growing base of installed units. The Company also believes that a portion of its accessories are sold as replacement parts for wooden and metal gym sets produced by other manufacturers.

Backyard Wooden Storage Buildings

As stated previously, on February 16, 1999, the Company acquired all of the capital stock of Heartland Industries, Inc. ("Heartland"). Heartland is a manufacturer of wooden storage products such as yard barns, custom-built garages and weekender cabins. Yard barns are essentially wooden storage sheds commonly used by homeowners to store items such as lawn and garden equipment and outdoor furniture. In 1998, yard barns accounted for approximately 85 percent of Heartland's sales. Heartland offers a wide range of options on each yard barn, garage and weekender cabin that allows for customization during the building and design process through the use of over 300 size and style combinations. Heartland has a national network of company-owned sales branches and independent dealers to sell its products.

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

In 1996, the Company also began manufacturing and selling the Shape Plastics(TM) brand of window well covers, composters and utility tubs. The Shape Plastics(TM) product line is sold through home center stores and building supply retailers.

Customers

GameTime(R)'s commercial playgrounds systems are sold through a network of independent sales representatives directly to city and county governments, nursery, elementary and middle schools, and building contractors.

Because the Company's consumer playground systems products are mainly designed for the do-it-yourself consumer, and because its kits require lumber, almost all of the Company's consumer playground systems sales are made to home center and building supply retailers such as 84 Lumber, Home Depot, Hechinger/Home Quarters/Builders Square, Lowes, and Payless Cashways, and hardware stores which carry lumber such as Ace Hardware and HWI. The Company estimates the total number of retail outlets that carry the Company's Swing-N-Slide(R) product line at approximately 6,000.

Manufacture and Assembly

The Company's commercial playground systems, with the exception of the Tuff Kids(TM) product line, are manufactured at two facilities totaling 241,000 square feet located in Fort Payne, Alabama. These facilities are located on a 78-acre parcel of land owned by the Company. Currently, the Company is expanding one of its Fort Payne facilities by 112,000 square feet. This expansion will provide the needed additional capacity to meet sales growth and also allow for a better workflow through the facility. This expansion is expected to be completed in June 1999. The Company also leases a 3.5-acre parcel of land in Crystal Springs, Georgia on which a wood-processing facility is located. In addition, the Company leases a facility totaling approximately 7,000 square feet located in Charlotte, North Carolina where the Pentes product line is designed.

All of the Company's consumer playground systems and the Tuff Kids(TM) commercial product line are manufactured, assembled and packaged at two locations totaling 162,000 square feet located in Janesville, Wisconsin. These facilities were designed specifically to assemble, package and warehouse the Swing-N-Slide(R) product line. These facilities and the Company's production processes are designed to promote maximum production flexibility. The plant has multiple production lines, which enable the Company to produce varying quantities of products or change production runs depending on customer demand.

With the completion of the addition to the Fort Payne facility, the Company anticipates that its various facilities will have sufficient capacity for at least the next twenty-four months.

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

Competition

The market for commercial playground systems is highly competitive. GameTime(R) is one of four major manufacturers of commercial playground systems. Its three largest competitors are Miracle Recreation Equipment Company, Landscape Structures, Inc., and Little Tikes Commercial PlaySystems, Inc., a unit of Newell Rubbermaid, Inc. GameTime(R) competes on the basis of new product design and innovation, price, safety and unique product characteristics.

The market for consumer playground systems is also highly competitive and the Company faces competition from manufacturers of metal swing sets and pre-cut and custom built wood kits. Hedstrom Corporation is a major manufacturer and marketer of metal gym sets, plastic and metal slides and accessories. Hedstrom Corporation also manufactures and sells a competing line of do-it-yourself wooden playground kits. Several other manufacturers also manufacture and market kit products which are similar to the Company's consumer kits. The Company competes on the basis of design, a complete merchandising program, quality, and timeliness of delivery, service, price, packaging and brand name recognition. The Company believes that its design capabilities, complete merchandising programs, marketing activities and reputation for on-time delivery enable it to compete effectively. Each year customer programs are negotiated with retailers for the upcoming selling season.

Seasonality and Backlog

The Company's sales pattern is seasonal and is concentrated in the period from April 1 through September 30. For the years ended December 31, 1997 and 1998, approximately 67 percent and 58 percent, respectively, of the Company's net sales occurred between April 1 and September 30. Prior to the acquisition of GameTime(R), the Company's sales were concentrated in the period from January 1 through June 30. For fiscal year 1996, approximately 69 percent of the Company's net sales occurred between January 1 through June 30. The amount of backlog existent at any one time is not a significant factor and normally does not exceed 10 percent of annual sales.

Typically, indebtedness under the Company's revolving credit facility increases during the first quarter, primarily as a result of increased working capital needs to meet the seasonal increase in production. The Company offers a first order-dating program to its larger consumer playground systems customers, which results in March and April being the peak months for borrowing.

Trade Names and Trademarks

The Company uses numerous trademarks and trade names in its business. While the Company believes that the products and services underlying such trade names and trademarks are of importance to the Company and that such trademarks and trade names as a whole are of material importance to the Company's business in which they are used, none, besides GameTime(R) and Swing-N-Slide(R), individually is material to the Company's business.

Regulation

The Company's products are designed and tested to meet the safety guidelines of the American Society for Testing and Materials (ASTM) for commercial playground systems and home playground systems. The Company utilizes third-party testing agencies as well as conducting in-house testing to ensure that they comply with the ASTM guidelines. Commercial playground systems are also certified by the International Play Equipment Manufacturers Association (IPEMA), of which the

Company is an active participant. IPEMA is a member driven international trade organization that represents and promotes an open market for manufacturers of playground equipment.

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


Employees

At December 31, 1998, the Company had 569 full-time employees consisting of 26 sales and marketing employees, 154 in administration and 389 engaged in manufacturing and assembling. During peak production months, such as March, the Company hires approximately 120 additional temporary employees for manufacture and assembly. None of the full-time or temporary employees are represented by a union. The Company has never experienced a work stoppage or slowdown.

Item 2 - Properties

The Company's commercial playground systems manufacturing facilities are located in Fort Payne, Alabama. The facilities consist of a 216,000 square foot building and a 25,000 square foot building on approximately 78 acres. All land and facilities are owned by the Company. The Company is currently expanding the larger facility by 112,000 square feet, and expects to complete this expansion in June 1999.

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

The Company has a non-cancelable operating lease through 2002 for an approximately 92,000 square foot building that acts as the distribution center for the Swing-N-Slide(R) product line. In addition, since March, 1997 the Company has leased approximately 20,000 square feet of warehouse space pursuant to a year-to-year lease. These facilities are located in Janesville, Wisconsin, and are expected to provide sufficient storage space for an adequate supply of the Company's products to meet demand. In addition, the Company leases a 3.5-acre parcel of land in Crystal Springs, Georgia on which a wood-processing facility is located.

Item 3 - Legal Proceedings

Due to the nature of its business, the Company, at any particular time, is typically subject to a number of product liability claims for personal injuries allegedly relating to its products. The Company has to date been successful in defending or settling such claims. Thus far, no such claims have resulted in any material payments on account of defending or settling such claims. The Company's products are designed to meet applicable ASTM guidelines. However, sales of the Company's products have increased and several of the Company's products are new and, therefore, insufficient historical data exists to accurately predict the expected claims experience of such products. Because of the foregoing factors, there can be no assurance that the Company will not be subject to material liabilities on account of product liability claims in the future.

The Company currently maintains an occurrence based product liability insurance policy with coverage of up to $1.0 million per occurrence and $2.0 million in the aggregate with a deductible of $50,000 per occurrence. In addition, the Company maintains excess occurrence based coverage for product liability claims with a limit of $50.0 million per occurrence and in the aggregate and a deductible of $10,000 per occurrence.

In addition to product liability proceedings, the Company has, from time to time, become a party to other claims and lawsuits in the ordinary course of its business. The Company believes that any such claims and lawsuits to which the Company may currently be a party will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1998.

                                     Part II

Item 5 - Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

Common Stock Prices and Dividends

PlayCore's stock has been traded on the American Stock Exchange (AMEX) under the symbol "PCO" since April 28, 1998. From August 10, 1995 to April 27, 1998, the Company's stock was traded on the American Stock Exchange under the symbol "SWG". From July 6, 1995 to August 9, 1995, the stock was traded on the over-the-counter market and prior to July 6, 1995 the stock was traded on the Nasdaq Stock Market. Set forth below for the calendar quarters indicated are the high and low sales prices, as applicable.

                             1997                                1998
                     High            Low                High              Low

1st Quarter          51/2             31/8              43/8              33/8
2nd Quarter          43/8             39/16             415/16            35/8
3rd Quarter          415/16           33/4              41/2              311/16
4th Quarter          43/4             33/4              51/4              31/2


As of March 15, 1999, there were 80 record holders and approximately 1,000 beneficial owners of PlayCore's stock.

There have been no dividends paid to stockholders since the formation of PlayCore in January 1992. Under the terms of the Company's senior credit facility, PlayCore and PlayCore Wisconsin are generally prohibited from paying dividends to stockholders.

         Item 6 - Selected Financial Data

                                                                               Year Ended December 31
                                                   1994             1995             1996              1997             1998
                                                                      (in thousands, except per share amounts)
Statement of income data:
Net sales...................................     $51,816          $45,077          $41,872           $89,494         $114,792
Gross profit................................      25,500           21,902           20,544            40,901           53,374
Operating income............................       7,909           11,131            9,618            11,573           15,574
Income before income taxes and
   extraordinary item.......................       7,378            6,727            3,050             3,307            7,696
Extraordinary item..........................         -                -                -                (860)             -
Net income..................................       4,591            4,127            1,570             1,177            4,676

Per common share:
Basic:
   Income before extraordinary item.........       $0.48            $0.67            $0.26             $0.29            $0.59
   Extraordinary item.......................         -                -                -               (0.12)             -
   Net income...............................       $0.48            $0.67            $0.26             $0.17            $0.59

Diluted:
   Income before extraordinary item.........       $0.48            $0.67            $0.26             $0.28            $0.51
   Extraordinary Item.......................         -                -                -               (0.10)             -
   Net Income...............................       $0.48            $0.67            $0.26             $0.18            $0.51

Balance sheet data(at period end):

Working capital (deficit)...................      $2,178             ($81)         ($1,525)          ($2,242)           ($723)
Total assets................................      47,610           44,585           46,264           101,165          103,440
Total debt   (1)............................       7,588           41,738           41,498            72,531           66,951
Total stockholders' equity (deficit)........      35,425             (796)             789            11,694           16,376


  (1) Includes revolving loan and current and long-term portions of debt and capital leases

Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a comparison of the results of operations of the Company for the year ended December 31, 1998, with the results of operations for the year ended December 31, 1997, and of the results of operations for the year ended December 31, 1997, with the results of operations for the year ended December 31, 1996.

On March 13, 1997, the Company acquired GameTime(R), Inc., a leading manufacturer of modular and custom commercial outdoor playground equipment for schools, parks, and municipalities. GameTime(R) was merged into PlayCore Wisconsin, Inc., the Company's wholly owned operating subsidiary, as an independent business unit. The acquisition of Gametime(R) was accounted for using the purchase method. Therefore, the results of operations for GameTime(R) are included with those of the Company beginning with the date of the acquisition.

Results of Operations:

Year ended December 31, 1998, compared to the year ended December 31, 1997.

Net Sales. Net sales increased $25.3 million, or 28.3 percent, to $114.8 million for the year ended December 31, 1998 as compared to $89.5 million for the year ended December 31, 1997. The primary reasons for the increase in sales were the inclusion of GameTime sales for the entire twelve months of 1998 versus the inclusion of GameTime sales from the date of acquisition, March 13, 1997, through December 31, 1997, and the growth in sales of commercial playground equipment. The growth in commercial playground sales was mainly attributable to the impact of new playground equipment safety standards. Sales of the Company's consumer products also increased by $3.9 million, or 10.8 percent, to $40.3 million for the year ended December 31, 1998 as compared to $36.4 million for the same period a year ago. This sales increase was driven by new product introductions, expanded sales with major retailers and enhanced marketing programs.

Gross Profit. Gross profit increased $12.5 million, or 30.5 percent, to $53.4 million and increased as a percentage of net sales to 46.5 percent for the year ended December 31, 1998 as compared to $40.9 million and 45.7 percent for the same period a year ago. The main reasons for the increase in gross profit margin were the impact of higher sales volume on fixed costs and improved manufacturing efficiencies. Gross profit for the Company's commercial products segment increased $11.0 million, or 44.5 percent, to $35.8 million for the year ended December 31, 1998 as compared to $24.8 million for the period March 13, 1997 to December 31, 1997. Gross profit for the Company's consumer products segment increased $1.5 million, or 9.0 percent, to $17.6 million ended December 31, 1998 as compared to $16.1 million for the twelve months ended December 31, 1997.

Selling Expenses. Selling and marketing expenses increased $7.3 million, or 41.0 percent, to $25.1 million and increased as a percentage of net sales to 21.9 percent for the year ended December 31, 1998 as compared to $17.8 million and
19.9  percent for the
year ended December 31, 1997. The dollar increase was primarily due to the inclusion of GameTime's selling and marketing expenses for the entire 12 months in 1998. The increase as a percentage of net sales was mainly due to the higher selling costs as a percent of net sales inherent in commercial playground equipment sales. Selling expenses for the Company's commercial products increased $5.0 million, or 41.1 percent, to $17.2 million for the year ended December 31, 1998 as compared to $12.2 million for the period March 13, 1997 to December 31, 1997. Selling expenses for the Company's consumer products increased $2.3 million, or 40.8 percent, to $7.9 million for the year ended December 31, 1998 as compared to $5.6 million for the same period a year ago. This increase was mainly due to the additional selling costs associated with increased sales and enhanced marketing programs.

General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 10.0 percent, to $10.6 million but decreased as a percentage of net sales to 9.2 percent for the year ended December 31, 1998 as compared to $9.6 million and 10.7 percent for the same period a year ago. The dollar increase was primarily due to the inclusion of GameTime's general and administrative expenses for the full twelve months in 1998. The decrease as a percentage of net sales was primarily due to the impact of higher sales volume on fixed general and administrative expenses.

Amortization of Intangible Assets. Amortization of financing fees, goodwill, and other identifiable intangible assets was $2.1 million for the year ended December 31, 1998 as compared to $1.9 million for the year ended December 31, 1997. Additional amortization resulted from goodwill, identifiable intangible assets and financing fees associated with the GameTime acquisition for a full twelve months in 1998.

Other Expenses. Interest expense increased $49,000 to $7.5 million for the twelve months ended December 31, 1998. The increase in interest expense was due to the additional debt that was incurred in connection with the GameTime acquisition on March 13, 1997.

Other expense decreased to $0.3 million for the year ended December 31, 1998 from $0.8 million for the same period a year ago. In 1997, other expense included costs related to the settlement of stockholder lawsuits.

Year ended December 31, 1997, compared to the year ended December 31, 1996.

Net Sales. Net sales increased by $47.6 million, or 113.7 percent, to $89.5 million for the year ended December 31, 1997, as compared to $41.9 million for the year ended December 31, 1996. The reason for the increase in sales for 1997 was the growth in sales of commercial playground systems driven by the GameTime(R) acquisition on March 13, 1997. Sales of the Company's consumer products decreased $5.5 million, or 13.1 percent, for the twelve months ended December 31, 1997 as compared to the same period in 1996. This sales decline was primarily due to poor weather in some of the strongest sales areas during the critical spring selling season and a change in the timing of year-end orders reflecting retailers increased focus on reducing their inventory levels.

Gross Profit. Gross profit increased $20.4 million, or 99.1 percent, to $40.9 million, but decreased as a percentage of net sales to 45.7 percent for the year ended December 31, 1997, as compared to $20.5 million and 49.1 percent for the same period a year ago. The main reasons for the decrease in gross profit margin were a greater percentage of sales of the Company's lower margin product categories and the impact of lower sales volume on fixed overhead costs for consumer playground systems.

Selling Expenses.  Selling and marketing  expenses  increased $12.8 million,  or
256.9  percent,  to $17.8  million and increased as a percentage of net sales to
19.9 percent for the year ended December 31, 1997 as compared to $5.0 million and 11.9 percent for the year ended December 31, 1996. The dollar increase was mainly due to the inclusion of GameTime's selling and marketing expenses. The increase as a percentage of net sales was mainly due to the higher selling costs as a percentage of net sales inherent in commercial playground equipment sales.

General and Administrative Expenses. General and administrative expenses increased $4.9 million, or 104.2 percent, to $9.6 million, but decreased as a percentage of net sales to 10.7 percent for the year ended December 31, 1997 as compared to $4.7 million and 11.2 percent for the same period in 1996. The dollar increase is primarily due to the inclusion of GameTime's general and administrative expenses since March 13, 1997. The decrease as a percentage of net sales was primarily due to the impact of higher sales volume on fixed general and administrative expenses.

Amortization of Intangible Assets. Amortization of financing fees, goodwill, and other identifiable intangible assets was $1.9 million for the year ended December 31, 1997 as compared to $1.2 million for the same period a year ago. Additional amortization resulted from the goodwill, identifiable intangible assets and financing fees associated with the GameTime acquisition.

Other Expenses. Interest expense increased $3.6 million to $7.5 million for the twelve months ended December 31, 1997. This increase in interest expense was due to the additional debt that was incurred in connection with the GameTime(R) acquisition.

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

Liquidity and Capital Resources

During  the  year  ended  December  31,  1998,  total   indebtedness   decreased
approximately $5.6 million. Cash generated from operations was used to pay down borrowings under the Company's senior credit facility.

The Company's primary sources of working capital are cash flows from operations and borrowings under PlayCore Wisconsin's senior credit facility, which was entered into in March 1997, amended in February 1999, and runs through June 2003. The facility consists of (a) a $28.0 million revolving credit facility;
(b) a $38.0 million Term A facility and (c) a $9.0 million Term B facility. The entire facility is guaranteed by PlayCore, Inc. and secured by a first priority mortgage or security interest in all of PlayCore Wisconsin's tangible and intangible assets, as well as the pledge of all of the outstanding shares of PlayCore Wisconsin Common Stock. In addition, the Company and PlayCore Wisconsin are subject to certain restrictive covenants which include, among other things, a general restriction on the payment of dividends and a limitation on additional indebtedness.

Borrowing availability under the revolving credit facility is limited to specified percentages of qualified inventories and accounts receivable, not to exceed $20.0 million. At December 31, 1998, the availability under the revolving credit facility was approximately $16.9 million and the outstanding amount of the revolving loan facility was $9.9 million. Upon consummation of the Heartland Industries, Inc. acquisition on February 16, 1999, the availability was approximately $20.5 million and the outstanding amount under the revolving loan facility was $17.5 million.

Accounts receivable at December 31, 1998 increased $4.7 million to $18.0 million as compared to prior year. This increase was primarily due to increased net sales of $4.3 million in the last quarter of 1998 compared to that same time period in 1997.

The Company made capital expenditures totaling approximately $2.8 million in the year ended December 31, 1998. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and anticipated future capacity for borrowing will be sufficient to fund current business operations as well as anticipated future capital expenditures and growth opportunities.

Impact of Year 2000

Certain of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, such older computer programs could misinterpret a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications with this defect could fail or create erroneous results.

The Company's Year 2000 compliance is directed by senior management and includes four main projects.

       1.     Information technology;
       2.     Operating equipment with embedded chips or software;
       3.     Products; and
       4.     Third party suppliers and customers.

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

The following chart is a summary of our Year 2000 compliance schedule target dates:

                                          Resolution Phases
                             Assessment         Remediation               Testing                   Implementation

E         Information      100% Complete        100% Complete           80% Complete              75% Complete
X         Technology
P                                                                       Expected completion       Expected completion
O                                                                       date, June 1999           date, August 1999
S         -----------------------------------------------------------------------------------------------------------
U         Operating        100% Complete        80% Complete            75% Complete              75% Complete
R         Equipment with
E         Embedded Chips
          or Software
                                                Expected completion     Expected completion       Expected completion
T                                               Date, April 1999        date, May 1999            Date, June 1999
Y         -----------------------------------------------------------------------------------------------------------
P         Products         100% Complete        100% Complete           100% Complete             100% Complete
E         -----------------------------------------------------------------------------------------------------------
          3rd Party        75% Complete         10% Complete for        10% Complete for          10% Completion for
          Suppliers   and  for system           system interface        system interface          system interface
          Customers        interface


                           Expected             Develop    contingency  Expected      completion  Implement contingency
                           completion for       plans                   date for system           Plans or alternatives as
                           surveying vendors,   as appropriate,         Interface work,           Necessary, June 1999
                           April 1999           April 1999              June 1999

We believe our Year 2000  compliance  will be  completed  on  schedule,  but the schedule is based on a number of factors and assumptions. These assumptions include the accuracy and completeness of responses by third parties to our inquires and the availability of skilled personnel to complete the compliance work. The compliance schedule could be adversely impacted if any of the factors and assumptions are incorrect. We cannot give assurance that our Year 2000 compliance projects will be completed on schedule or that we will not uncover Year 2000 issues that could create a material impact on the operation of the Company. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer system failures, equipment shutdowns or improperly dated business records. The amount of such potential liability and lost revenue cannot be reasonably estimated at this time.

The Company is in the process of working with third party vendors and customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by April 1999. Although management believes a significant interruption in our suppliers and customers activities (due to Year 2000 issues) is unlikely, such as interruption could have a material impact on our financial results.

We do not believe that the cost of our Year 2000 compliance will be material to our financial condition or results of operations. The cost of Year 2000 compliance is not expected to exceed $0.5 million and is being funded through operating cash flows. To date, we have spent approximately $0.2 million on Year 2000 compliance.

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in May 1999 and determine whether such a plan is necessary.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The Company's earnings are affected by changes in the interest rate as a result of its borrowings under the senior credit facility. However, at December 31, 1998 the Company had a swap agreement that effectively converted $20.0 million of the Company's debt to a fixed rate. If market interest rates for the remaining borrowings under the senior credit facility average 1% more during the year ended December 31, 1999 than they did during 1998, the Company's interest expense would increase, and income before taxes would decrease by approximately $0.5 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

The Company's swap agreement in place at December 31, 1998 had a notional amount of $20.0 million and ran through June 11, 2000. The agreement required the Company to pay interest at a defined fixed rate of 6.11% while receiving interest at a defined variable rate of three-month LIBOR (5.24% at December 31, 1998). This swap effectively converted $20.0 million of the Company's Term Loan A to a fixed rate. The additional net interest expense recorded in both 1997 and 1998 as a result of the swap agreement was not material. At December 31, 1998, the swap agreement had a negative fair market value of approximately $0.3 million as determined by the lender. In connection with the amendment of the Company's senior credit facility in February 1999, the swap agreement was terminated. The Company expects to enter into a new swap agreement with a $20.0 million notional amount during the second quarter of 1999.


Item 8 - Financial Statements and Supplementary Data


Index to Financial Statements:
                                                                     Form 10-K
                              PlayCore, Inc.:                       Page Number

Report of Independent Auditors...........................................20

    Consolidated Balance Sheets at December 31, 1997
    and 1998.............................................................21

    For the years ended December 31, 1996, 1997 and 1998:

    - Consolidated Statements of Income..................................23
    - Consolidated Statements of Stockholders' Equity....................24
    - Consolidated Statements of Cash Flows..............................25

    Notes to Consolidated Financial Statements...........................27

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
PlayCore, Inc.

We have audited the accompanying consolidated balance sheets of PlayCore, Inc. (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Milwaukee, Wisconsin                                   ERNST & YOUNG LLP
January 29, 1999, except for
  Note 12, as to which the date
  is February 16, 1999

                                 PlayCore, Inc.

                           Consolidated Balance Sheets

                                                        December 31
                                                   1997               1998
                                               ---------------------------------
                                               housands, Except Shares and Per
                                                       Share Data)
Assets
Current assets:
   Cash                                        $       677        $       487
   Accounts receivable, less allowance
     for doubtful accounts of $407
     and $801                                       13,295             18,036
   Other receivables                                   162                551
   Refundable income taxes                           1,157                  -
   Inventories                                      12,533             11,754
   Prepaid expenses                                  1,586              1,869
   Deferred income taxes                               765                890
                                               ------------       ------------
Total current assets                                30,175             33,587


Property, plant and equipment, net                  20,535             20,871
Deferred financing and other costs,
  net of accumulated amortization
  of $868 and $1,557                                 3,639              3,194
Identifiable intangible assets, net
  of accumulated amortization of
  $527 and $843                                      6,909              6,593
Goodwill, net of accumulated
  amortization of $4,049 and $5,156                 39,907             39,195
                                               ------------       ------------
                                                  $101,165           $103,440
                                               ============       ============


See accompanying notes

                                                            December 31
                                                       1997              1998
                                               ---------------------------------
                                               (In Thousands, Except Shares and
                                                        Per  Share Data)
Liabilities and stockholders' equity
Current liabilities:
   Revolving loan                                  $     7,615      $     9,940
   Accounts payable                                      5,949            5,346
   Accrued income taxes                                      -              216
   Accrued expenses                                      9,396           11,106
   Current portion of long-term debt                     9,457            7,702
                                                  ------------      -----------
Total current liabilities                               32,417           34,310

Long-term debt                                          49,590           42,288
Convertible subordinated debentures                      5,869            7,021
Deferred income taxes                                    1,595            3,445

Commitments and contingent liability
 (Notes 4 and 10)

Stockholders' equity:
   Preferred stock, $.01 par value,
     5,000,000 shares authorized, no
     shares issued or outstanding                            -                -
   Common stock, $.01 par value,
     25,000,000 shares authorized,
     11,542,268 and 11,543,349 shares
     issued                                                115              115
   Class B common stock, $.01 par value,
     1,750,000 shares authorized, no
     shares issued or outstanding                            -                -
   Additional paid-in capital                           37,518           37,524
   Excess purchase price over
     predecessor basis                                  (5,627)          (5,627)
   Retained earnings                                    20,199           24,875
   Cost of 3,634,385 shares of common
     stock in treasury                                 (40,511)         (40,511)
                                                  ------------      -----------
Total stockholders' equity                              11,694           16,376
                                                  ------------      -----------
                                                      $101,165         $103,440
                                                  ============      ===========

See accompanying notes

                                 PlayCore, Inc.

                        Consolidated Statements of Income

                                               Year ended December 31
                                      1996             1997             1998
                                  ----------------------------------------------
                                              (In Thousands, Except Per
                                                     Share Data)

Net sales                             $41,872        $89,494         $114,792
Cost of goods sold                     21,328         48,593           61,418
                                  ---------------------------------------------
Gross profit                           20,544         40,901           53,374

Operating expenses:
   Selling                              4,991         17,813           25,113
   General and administrative           4,710          9,616           10,575
   Amortization of intangible
      assets                            1,225          1,899            2,112
                                  ---------------------------------------------
                                       10,926         29,328           37,800
                                  ---------------------------------------------
Operating income                        9,618         11,573           15,574

Other expense:
   Interest expense                     3,931          7,485            7,534
   Other, net                           2,637            781              344
                                  ---------------------------------------------
Total other expense                     6,568          8,266            7,878
                                  ---------------------------------------------
Income before income taxes
  and extraordinary item                3,050          3,307            7,696

Provision (credit) for
 income taxes:
   Current                                625           (235)           1,070
   Deferred                               630          1,280            1,725
   Benefit applied to reduce
      goodwill                            225            225              225
                                  ---------------------------------------------
                                        1,480          1,270            3,020
                                  ---------------------------------------------
Income before extraordinary
  item                                  1,570          2,037            4,676
Extraordinary loss, net of
 income tax benefit of $540                 -            860                -
                                  ---------------------------------------------
Net income                           $  1,570       $  1,177       $    4,676
                                  =============================================
Basic earnings per share:
   Income before extraordinary
      item                               $.26          $ .29             $.59
   Extraordinary item                       -           (.12)               -
                                  ---------------------------------------------
   Net income                            $.26          $ .17             $.59
                                  =============================================
Diluted earnings per share:
   Income before extraordinary
      item                               $.26          $ .28             $.51
   Extraordinary item                       -           (.10)               -
                                  ---------------------------------------------
   Net income                            $.26          $ .18             $.51
                                  =============================================


See accompanying notes

                                                               PlayCore, Inc.

                                               Consolidated Statements of Stockholders' Equity

                                                                Excess Purchase
                                Common Stock         Additional   Price Over                        Treasury Stock
                           ------------------------   Paid-In     Predecessor      Retained      -----------------------
                             Shares        Amount     Capital        Basis         Earnings        Shares       Amount       Total
                           ---------------------------------------------------------------------------------------------------------
                                                              (In Thousands, Except Per Share Data)

Balance at December 31,
 1995                       9,600,000     $  96       $27,631        $(5,627)       $17,452      3,600,000    $(40,348)   $   (796)
   Exercise of stock
     options                    4,000         -            15              -              -              -           -          15
   Net income                       -         -             -              -          1,570              -           -       1,570
                           ---------------------------------------------------------------------------------------------------------
Balance at December 31,
 1996                       9,604,000        96        27,646         (5,627)        19,022      3,600,000     (40,348)        789
   Issuance of common
     stock, net of
     offering costs of
     $617                   1,381,238        13         4,918              -              -              -           -       4,931
   Issuance of common
     stock warrant                  -         -         2,723              -              -              -           -       2,723
   Purchase of common
     stock for  treasury            -         -             -              -              -         34,385        (163)       (163)
   Issuance of common
     stock in repayment
     of Junior
     Subordinated
     Bridge Note              488,382         5         1,956              -              -              -           -       1,961
   Interest on Junior
     Subordinated Bridge
     Note converted to
     common stock              68,648         1           275              -              -              -           -         276
   Net income                       -         -             -              -          1,177              -           -       1,177
                           ---------------------------------------------------------------------------------------------------------
Balance at December 31,
 1997                      11,542,268       115        37,518         (5,627)        20,199      3,634,385     (40,511)     11,694
   Issuance of common
     stock                      1,081         -             6              -              -              -           -           6
   Net income                       -         -             -              -          4,676              -           -       4,676
                           ---------------------------------------------------------------------------------------------------------
Balance at December 31,
 1998                      11,543,349      $115       $37,524        $(5,627)       $24,875      3,634,385    $(40,511)   $ 16,376
                           =========================================================================================================


See accompanying notes.

                                                PlayCore, Inc.

                                     Consolidated Statements of Cash Flows

                                                                        Year ended December 31
                                                                  1996            1997           1998
                                                             ----------------------------------------------
                                                                             (In Thousands)

Operating activities
Net income                                                       $   1,570     $    1,177       $   4,676
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred income taxes                                             630          1,280           1,725
     Benefit applied to reduce goodwill                                225            225             225
     Write-off of unamortized deferred financing costs                   -          1,400               -
     Depreciation                                                    1,219          1,666           2,484
     Amortization of deferred financing costs, intangible
       assets and goodwill                                           1,225          1,899           2,112
     Amortization of debt discount                                       -            289             365
     Interest converted to convertible subordinated
       debentures and common stock                                     323            822             617
     Other                                                               7              -               -
     Changes in operating assets and liabilities:
       Accounts receivable                                          (1,068)        (2,692)         (4,712)
       Other receivables                                              (385)           529            (380)
       Income taxes                                                    (48)        (1,158)          1,373
       Inventories                                                    (830)        (1,129)            867
       Prepaid expenses                                               (687)           681            (275)
       Accounts payable                                                459           (567)           (759)
       Accrued expenses                                               (187)         4,699           1,609
                                                                 ---------      ---------      ----------
Net cash provided by operating activities                            2,453          9,121           9,927

Investing activities
Purchase of property, plant and equipment                             (448)        (1,640)         (2,777)
Acquisitions of businesses, net of cash acquired                         -        (42,614)           (590)
Other                                                                    -           (141)              -
                                                                 ---------      ---------      ----------
Net cash used in investing activities                                 (448)       (44,395)         (3,367)



See accompanying notes.

                                                  PlayCore, Inc.

                                 Consolidated Statements of Cash Flows (continued)

                                                                         Year ended December 31
                                                                    1996            1997           1998
                                                              ----------------------------------------------
                                                                              (In Thousands)

Financing activities
Net change in revolving loan                                        $ 3,925      $   1,990         $ 2,325
Issuance of long-term debt                                                -         63,777             535
Payments of long-term debt                                           (9,488)       (34,264)         (9,422)
Issuance of convertible subordinated
 debentures payable to stockholder                                    5,000              -               -
Debt issuance costs incurred                                         (1,463)        (3,044)           (194)
Proceeds from issuance of common stock                                    -          4,931               6
Proceeds from issuance of common stock warrant                            -          2,723               -
Proceeds from exercise of stock options                                  15              -               -
Purchase of common stock for treasury                                     -           (163)              -
                                                                   --------      ---------        --------
Net cash provided by (used in) financing activities                  (2,011)        35,950          (6,750)
                                                                   --------      ---------        --------
Net increase (decrease) in cash                                          (6)           676            (190)
Cash at beginning of year                                                 7              1             677
                                                                   --------      ---------        --------
Cash at end of year                                               $       1     $      677        $    487
                                                                   ========      =========        ========


Supplemental disclosure of cash flows information
 Cash paid during the year for:
     Interest                                                       $ 3,513      $   5,619         $ 6,627
     Income taxes (refunds), net                                        661            384            (369)


See accompanying notes.

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1. Significant Accounting Policies

Consolidation

PlayCore, Inc.'s (the Company) consolidated financial statements include the accounts of PlayCore, Inc. and its wholly owned subsidiary, PlayCore Wisconsin, Inc. (PlayCore Wisconsin), formerly Newco, Inc.

Nature of Business

The Company designs and manufactures consumer and commercial outdoor playground equipment. The consumer division markets its primary product lines, kits for wooden swing sets and climbing units, plastic slides and related accessories, nationwide through home improvement retail centers. The commercial division markets its modular and custom playground systems and components to municipalities, schools, park districts and other playground equipment users through a network of independent representatives. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Revenue Recognition

Revenue is recognized when product is shipped to customers.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes and accelerated methods for income tax purposes.

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized using the interest method over the term of the related debt.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets and goodwill, representing the excess of the cost of acquisition over the fair value of net assets acquired, are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years.

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

Income Taxes

Deferred income taxes reflect the impact of temporary basis differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

Advertising

Advertising costs are expensed as incurred and totaled $1,728,000, $2,490,000 and $3,297,000 in 1996, 1997 and 1998, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Earnings Per Share

The numerator and denominator for the calculation of basic and diluted earnings per share are computed as follows (in thousands):


                                                                    1996            1997          1998
                                                               ---------------- ------------- --------------
Numerator:
   Numerator for basic earnings
     per share - income
     before extraordinary item                                      $1,570          $2,037         $4,676
   Effect of dilutive securities -
     10% convertible subordinated
     debentures                                                          -             343            394
                                                               ------------------------------------------
   Numerator for diluted earnings per share                         $1,570          $2,380         $5,070
                                                               ==========================================

Denominator:
   Denominator for basic earnings per
     share -  weighted average shares                                6,003           6,942          7,909
   Effect of dilutive securities:
     Employee stock options                                              -              36             36
     Warrants                                                            -             485            621
     10% convertible subordinated debentures                             -           1,161          1,338
                                                               ------------------------------------------
   Denominator for diluted earnings per share                        6,003           8,624          9,904
                                                               ==========================================


Pending Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on results of operations or the financial position of the Company.

Segment Information

Effective January 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for disclosures about operating segments in annual and interim financial statements, products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company, but did affect the disclosure of segment information. See Note 9 for additional information.

2. Acquisitions

On March 13, 1997, PlayCore Wisconsin acquired all of the issued and outstanding shares of capital stock of GameTime, Inc. (GameTime), a leading manufacturer of modular and custom commercial outdoor playground equipment, for $27,000,000 ($25,000,000 in cash and PlayCore Wisconsin's unsecured 10% Subordinated Notes due March 2005 in the principal amount of $2,000,000) and the assumption of GameTime indebtedness of approximately $13,179,000. Immediately following the acquisition, GameTime was merged with and into PlayCore Wisconsin.

On May 5, 1998, PlayCore Wisconsin acquired certain assets and assumed certain liabilities of Pentes Play, Inc. (Pentes), a leading designer and marketer of soft contained indoor play equipment, for $590,000 in cash.

Both acquisitions have been accounted for under the purchase method; accordingly, the results of operations of the acquired businesses have been included in the consolidated financial statements from the respective acquisition dates. The acquisition cost of each was allocated based on the estimated fair values of identifiable tangible and intangible assets acquired and liabilities assumed. The excess of the purchase price over the net assets acquired for the GameTime and Pentes acquisitions of $19,655,000 and $620,000, respectively, has been recorded as goodwill.

The acquisition of Pentes did not have a material impact on the Company's consolidated results of operations. The following unaudited pro forma results of operations for the years ended December 31, 1996 and 1997 assume the acquisition of GameTime occurred on January 1, 1996.

                                                1996               1997
                                          ------------------ ------------------
                                                 (In Thousands, Except
                                                    Per Share Data)

Net sales                                       $92,138            $96,445
Income before extraordinary
 item                                             1,987              1,022

Income before extraordinary
 item per share:
   Basic                                          $0.25              $0.13
   Diluted                                         0.24               0.12

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

3. Balance Sheet Detail
   Inventories consist of the following:
                                                      December 31
                                                1997               1998
                                          ----------------- -------------------
                                                     (In Thousands)

   Finished goods and work in process          $  7,112          $  7,153
   Raw materials                                  5,421             4,602
                                          ----------------- -------------------
                                                $12,533           $11,754
                                          ================= ===================

Property, plant and equipment consist of the following:

                                                     December 31
                                               1997              1998
                                          ---------------- -----------------
                                                   (In Thousands)

   Land and land improvements                $     982         $  1,093
   Buildings                                     7,581            7,691
   Shop equipment                               16,253           18,159
   Office equipment                              1,790            2,313
   Vehicles                                         57               75
                                          ---------------- -----------------
                                                26,663           29,331
   Less accumulated depreciation                 6,479            8,963
                                          ---------------- -----------------
                                                20,184           20,368
   Construction in progress                        351              503
                                          ---------------- -----------------
                                               $20,535          $20,871
                                          ================ =================

Identifiable intangible assets consist of the following:

                                                     December 31
                                               1997              1998
                                          ---------------- -----------------
                                                   (In Thousands)

   Patent cost                                  $1,995           $1,995
   Trademarks and trade names                    5,441            5,441
                                          ---------------- -----------------
                                                 7,436            7,436
   Less accumulated amortization                   527              843
                                          ---------------- -----------------
                                                $6,909           $6,593
                                          ================ =================

Accrued expenses consist of the following:

                                                     December 31
                                               1997              1998
                                          ---------------- -----------------
                                                   (In Thousands)

   Accrued commissions                          $2,557         $  3,760
   Other accrued expenses                        6,839            7,346
                                          ---------------- -----------------
                                                $9,396          $11,106
                                          ================ =================

4. Revolving Loan, Long-Term Debt, Convertible Subordinated Debentures and Lease Commitments

Long-term debt and convertible subordinated debentures consist of the following:

                                                      December 31
                                                1997              1998
                                           ---------------- -----------------
                                                    (In Thousands)

Term loans                                      $46,450          $37,177
12% senior subordinated notes,
 net of original issue discount
 of $2,434 and $2,069 at December
 31, 1997 and 1998, respectively,
 based on an imputed interest rate
 of 14.9% for both years
                                                 10,066           10,431
10% convertible subordinated debentures           5,869            7,021
10% subordinated notes payable                    2,000            2,000
Other                                               531              382
                                           ---------------- -----------------
Total long-term debt                             64,916           57,011
Less amounts due within one year                  9,457            7,702
                                           ---------------- -----------------
                                                $55,459          $49,309
                                           ================ =================

On January 4, 1996, the Company entered into an agreement with GreenGrass Holdings, a general partnership of which one of the general partners is a group of the Company's senior management, pursuant to which the general partnership commenced a tender offer for up to 3,510,000 shares of common stock of the Company at a purchase price of $6.50 per share. The tender offer was completed on February 16, 1996. The agreement also provided that GreenGrass Holdings would purchase the Company's newly authorized 10% convertible subordinated debentures, maturing in 2004. The proceeds from the issuance of the debentures was used to pay down approximately $2.5 million of the Company's borrowings under its term loan and to pay fees associated with the tender offer and the issuance of the debentures. In 1998, the Company filed a registration statement under which debentures were offered to holders of common stock other than GreenGrass Holdings. Additional debentures totaling $535,000 were sold. The outstanding 10% convertible subordinated debentures are convertible into shares of common stock of the Company at the rate of $4.70 or $4.80 of the face amount of the debentures for each share of common stock. Interest on the debentures is payable semiannually. Through February 15, 1999, at the option of the Company, interest on the debentures may be paid in the form of additional debentures. The debentures are unsecured.

4. Revolving Loan, Long-Term Debt, Convertible Subordinated Debentures and Lease Commitments (continued)

To provide financing for the 1997 acquisition of GameTime (see Note 2) and to refinance certain indebtedness of PlayCore Wisconsin and GameTime, the Company and PlayCore Wisconsin entered into several financing agreements which are identified below. In connection with the prepayment in full of the previous PlayCore Wisconsin credit agreement, the Company wrote off the unamortized balance of the related deferred financing costs of $1,400,000.

On March 13, 1997, PlayCore Wisconsin entered into a $69,500,000 senior credit facility. The facility consists of a $20,000,000 revolving loan facility, a $45,000,000 Term Loan A facility and a $4,500,000 Term Loan B facility. The entire credit facility is guaranteed by the Company and secured by substantially all assets of PlayCore Wisconsin. PlayCore Wisconsin is subject to certain restrictive covenants which include, among other things, restrictions on the payment of dividends or issuance of capital stock and a limitation on additional indebtedness.

Borrowings under the revolving loan facility are limited to specified percentages of inventories and accounts receivable, not to exceed $20,000,000. Interest on borrowings under the revolving loan facility is payable quarterly at either 0.75 to 1.5% over the prime rate or 2.0 to 2.75% over LIBOR, with the precise rate dependent upon PlayCore Wisconsin's debt-to-cash flow ratio. The revolving loan facility matures in March 2003. Up to $1,000,000 of the revolving loan facility is available for issuance of letters of credit. The Company is subject to an annual commitment fee of 0.5% of the daily unused portion of the commitment.

The weighted average interest rate on the revolving loan facility at December 31, 1997 and 1998 was 8.80% and 8.45%, respectively.

The Term Loan A facility bears interest at the same rates as the revolving loan facility. The principal portion of the Term Loan A facility is payable quarterly in amounts between $500,000 and $2,700,000, with the final quarterly principal payment due in December 2002. In addition, mandatory prepayments are required based on excess cash flow, as defined.

The Term Loan B facility bears interest at either 2% over the prime rate or 3.25% over LIBOR, at the Company's option. The Term Loan B facility is payable quarterly in amounts between $16,000 and $33,000, with the final quarterly principal payment due in June 2003.

On March 13, 1997, the Company and PlayCore Wisconsin entered into Securities Purchase Agreements with Massachusetts Mutual Life Insurance Company, pursuant to which the Company sold warrants (the MassMutual Warrants) to purchase an aggregate of 607,297 shares of its common stock, and PlayCore Wisconsin sold its 12% senior subordinated notes due March 2005 in the aggregate principal amount of $12,500,000. The Mass Mutual Warrants are exercisable at any time through March 2003 at an exercise price of $.001 per share and have been valued at $2,723,000 for financial statement purposes.

4. Revolving Loan, Long-term Debt, Convertible Subordinated Debentures and Lease Commitments (continued)

In addition, on March 13, 1997, the Company entered into an Investment Agreement with GreenGrass Holdings pursuant to which the Company sold to GreenGrass Holdings 1,245,331 shares of its common stock for an aggregate purchase price of $5,000,000 and sold its Junior Subordinated Bridge Note in the principal amount of $2,500,000, to be paid by the issuance of shares of the Company's common stock and accompanied by warrants exercisable through March 2007 to purchase 50,000 shares of its common stock at a price of $4.015 per share. On December 31, 1997, the Company paid approximately $539,000 in cash and issued 488,382 shares of its common stock in repayment of the principal amount of the Junior Subordinated Bridge Note.

Future maturities of long-term debt, including the convertible subordinated debentures payable to stockholder, at December 31, 1998, are as follows (in thousands):

         1999                                            $  7,702
         2000                                               8,078
         2001                                               8,937
         2002                                               8,932
         2003                                               4,461
         Thereafter                                        20,970
                                                      -------------
                                                           59,080
         Less: original issue discount                      2,069
                                                      -------------
                                                          $57,011
                                                      =============

Future minimum payments under a noncancelable operating lease total $1,334,000 and are due as follows: 1999--$299,000; 2000--$308,000; 2001--$318,000;
2002--$327,000; and 2003--$82,000. Rent expense, including operating leases, was $480,000, $820,000 and $1,257,000 in 1996, 1997 and 1998, respectively.

The Company has a swap agreement with a notional amount of $20,000,000 which expires June 11, 2000, and requires the Company to pay interest at a defined fixed rate of 6.11% while receiving interest at a defined variable rate of three-month LIBOR (5.24% at December 31, 1998). This swap agreement effectively converts $20,000,000 of the Company's Term Loan A to a fixed rate. The additional net interest expense recorded during both 1997 and 1998 as a result of the swap agreement was not material. At December 31, 1998, the swap agreement has a negative fair market value of $338,000 as determined by the lender.

5. Income Taxes

Deferred income taxes consist of the following:

                                                   December 31
                                             1997              1998
                                          -------------- -----------------
                                                 (In Thousands)
Deferred tax assets:
   Noncompete agreement                       $1,865          $ 1,667
   Goodwill                                      525                -
   Inventory                                     395              381
   State net operating loss
      carryforward                               184               84
   Accrued liabilities not currently
      deductible for tax                         596              553
   Other                                         157              308
                                          -------------- -----------------
                                               3,722            2,993
Deferred tax liabilities:
   Goodwill                                        -              312
   Intangible assets                           2,263            2,186
   Property, plant and equipment               1,910            2,698
   Prepaid expenses currently
      deductible for tax                         379              352
                                          -------------- -----------------
                                               4,552            5,548
                                          -------------- -----------------
Net deferred tax liability                   $  (830)         $(2,555)
                                          ============== =================

For state income tax purposes, the Company has net operating loss carryforwards of approximately $968,000 which expire in 2012.

The components of the provision for income taxes consist of the following:

                                        Year ended December 31
                                 1996            1997            1998
                            --------------- --------------- ----------------
                                            (In Thousands)
Current:
   Federal                     $   576         $  (235)       $    965
   State                            49               -             106
                            -------------- --------------- ----------------
                                   625            (235)          1,071
Deferred:
   Federal                         556           1,130           1,523
   State                            74             150             201
                            -------------- --------------- ----------------
                                   630           1,280           1,724
Benefit applied
  to reduce goodwill               225             225             225
                            -------------- --------------- ----------------
                                $1,480          $1,270          $3,020
                            ============== =============== ================

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to income before income taxes and extraordinary item as follows:

                                        Year ended December 31
                                  1996           1997            1998
                               ------------- -------------- ---------------
                                            (In Thousands)

Taxes at statutory rate           $1,037          $1,124         $2,617
State income taxes, net
  of federal benefit                 107              29            281
Nondeductible expenses
  related to tender offer            281               -              -
Other                                 55             117            122
                               ------------- -------------- ---------------
                                  $1,480          $1,270         $3,020
                               ============= ============== ===============

6. Employee Benefit Plans

The Company sponsors two 401(k) plans covering employees who have completed six months of service and are at least 21 years old. The plans require Company contributions of 40% or 100% of each participant's deferral, not to exceed 8% or 4% of the participant's eligible income, respectively. The Company expensed $169,000, $249,000 and $378,000, respectively, in connection with these plans in 1996, 1997 and 1998.

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

The Company has an Incentive Stock Plan (Plan), which reserved 1,200,000 shares of common stock for granting of nonqualified or incentive stock options to key employees and directors. In addition, the Company has a Stock Program which has terminated except as to outstanding options.

Incentive stock options may not be granted at a price less than the fair market value of the stock on the date of grant. Nonqualified stock options may be granted at the exercise price established by the compensation committee of the Board of Directors, which may be less than, equal to or greater than the fair market value of the stock on the date of grant. Options expire no more than ten years from date of grant. For employees, option vesting provisions are determined at the date of grant by the compensation committee. Each independent director receives an annual fully vested option for 5,000 shares of common stock at a purchase price equal to the fair market value of the stock on the date of grant.

At December 31, 1997 and 1998, there were 317,000 and 126,000 and shares available for grant, respectively. Changes in option shares are as follows:

                                                           Year ended December 31
                                            1996                     1997                     1998
                                   ------------------------ ------------------------ -----------------------
                                                  Weighted-                Weighted-               Weighted-
                                                   Average                  Average                 Average
                                                  Exercise                 Exercise                Exercise
                                      Options       Price      Options       Price      Options      Price
                                   ------------- ---------- ------------- ---------- ------------ ----------

Outstanding at beginning
  of year                             258,220       $5.36       322,434       $4.24   1,294,207      $7.01
Granted:
   1996--$3.70 to $4.67 per share     239,284        3.80             -          -            -          -
   1997--$3.63 to $10.88 per
     share                                  -           -     1,008,980        7.78           -          -
   1998--$4.00 to $4.81
     per share                              -           -             -          -      468,500       4.13
Exercised--$3.63 per share             (4,000)       3.63             -          -            -          -
Canceled or expired                  (171,070)       5.34       (37,207)       3.70    (427,500)      7.06
                                   -------------            -------------            ------------
Outstanding at end of year
   (1998--$3.63 to $10.88 per
   share)                             322,434        4.24     1,294,207        7.01   1,335,207       5.99
                                   =============            =============            ============

Exercisable at end of year                                      481,207        4.27     517,207       5.16
                                                            =============            ============


The weighted average  remaining  contractual life of the outstanding  options is
8.1 years.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.4% in 1996, 5.8% in 1997 and 5.3% in 1998, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .430 in 1996, .445 in 1997 and .440 in 1998, and expected life of the option of approximately seven years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information follows:

                                             Year ended December 31
                                       1996             1997             1998
                                     --------         --------        ---------
                                                 (In Thousands,
                                             Except Per Share Data)

Pro forma net income                    $994              $660          $4,535
Pro forma net income per share:
   Basic                                $.17              $.10            $.57
   Diluted                               .17               .12             .50


8. Related-Party Transactions

The Company has entered into a management consulting agreement with certain members of GreenGrass Capital LLC, a stockholder, pursuant to which these members provide management consulting services and receive an annual fee of $300,000. Fees of $263,000, $300,000 and $300,000 were expensed by the Company during 1996, 1997 and 1998, respectively, pursuant to this agreement.

9. Segment Information

The Company has two reportable segments. The Company's commercial segment markets its playground systems and related products to municipalities, schools, park districts and other playground equipment users through a network of independent representatives. The Company's consumer segment markets its backyard play systems and related products through various retail outlets. The Company operated as one reportable segment in 1996.

The Company evaluates performance and allocates resources based on the net income of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost; there is no intercompany profit or loss on intersegment sales or transfers.

                                                         Year ended December 31,
                                              1997                                    1998
                              -------------------------------------- ----------------------------------------
                               Commercial     Consumer      Total      Commercial     Consumer      Total
                              -------------- ------------ ---------- --------------- ------------ -----------

Revenues from external
  customers                      $53,126       $36,368     $ 89,494     $74,512        $40,280      $114,792
Interest expense                   4,092         3,393        7,485       4,310          3,224         7,534
Depreciation and
  amortization expense             1,404         2,161        3,565       2,483          2,113         4,596
Income tax expense                   977           293        1,270       2,533            487         3,020
Segment profit before
  extraordinary item               1,567           470        2,037       3,921            755         4,676
Extraordinary item, net of
  tax benefit of $540                  -           860          860           -              -             -
Segment profit (loss)              1,567          (390)       1,177       3,921            755         4,676
Segment assets                    56,102        45,063      101,165      61,992         41,448       103,440
Expenditures for long-lived
  assets                           1,018           622        1,640       2,134            643         2,777


Geographic Information

                                      Revenues (a)                    Long-Lived Assets
                          -------------------------------------- -----------------------------
                                 Year ended December 31,                 December 31,
                             1996          1997         1998          1997           1998
                          ------------ ------------- ----------- --------------- -------------
United States                $39,311      $83,492       $107,268      $20,535         $20,871
Foreign countries              2,561        6,002          7,524            -               -
                          ------------ ------------- ----------- --------------- -------------
Total                        $41,872      $89,494      $114,792       $20,535         $20,871
                          ============ ============= =========== =============== =============

(a)Revenues are attributed to countries based on the location of customers.


Major Customer

During 1997 and 1998, there were no sales to any customer that exceeded 10% of net sales. Two customers accounted for 22% and 16% of net sales during 1996, respectively. Accounts receivable from these customers represented 28% and 29% of accounts receivable at December 31, 1996, respectively.

10. Commitments

The Company has $1,332,000 in commitments for the completion of the building construction at its GameTime facility at December 31, 1998.

11. Quarterly Results of Operations (Unaudited)

                                                                         1997
                                           -----------------------------------------------------------------
                                            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
                                           --------------- --------------- --------------- -----------------
                                                        (In Thousands, Except Per Share Data)
Net sales                                     $10,849           $34,923        $24,827         $18,895
Gross profit                                    4,970            17,736         10,940           7,255
Income (loss) before extraordinary item
                                                 (282)            4,291             98          (2,070)
Net income (loss)                              (1,142)            4,291             98          (2,070)
Earnings (loss) per share:
Basic earnings (loss) per share:
     Income (loss) before extraordinary
       item                                    $ (.04)            $.61            $.01         $ (.29)
     Extraordinary item                          (.14)                -             -                -
                                           --------------- --------------- --------------- -----------------
     Net income (loss)                         $ (.18)            $.61           $ .01         $ (.29)
                                           =============== =============== =============== =================
   Diluted earnings (loss) per share:
     Income (loss) before extraordinary
       item                                     $(.04)            $.49            $.01          $(.29)
     Extraordinary item                          (.14)                -              -               -
                                           --------------- --------------- --------------- -----------------
     Net income (loss)                          $(.18)            $.49            $.01          $(.29)
                                           =============== =============== =============== =================

                                                                         1998
                                           -----------------------------------------------------------------
                                            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
                                           --------------- --------------- --------------- -----------------
                                                        (In Thousands, Except Per Share Data)

Net sales                                      $25,257          $36,856        $29,533         $23,146
Gross profit                                    11,590           18,976         13,266           9,542
Net income (loss)                                  109            4,936            532            (901)
Earnings (loss) per share:
   Basic                                           .01             .62             .07            (.11)
  Diluted                                          .01             .51             .06            (.11)


12. Subsequent Event

On February 16, 1999, the Company acquired all of the capital stock of Heartland Industries, Inc. (Heartland), a maker of wooden storage buildings, for approximately $13,300,000 (including the repayment of certain indebtedness of Heartland), subject to certain adjustments as defined in the Agreement and Plan of Merger. Heartland has a national network of company-owned sales branches and independent dealers to sell its products, which include yard barns and custom-built garages. The transaction will be accounted for under the purchase method of accounting.

The acquisition was financed by amending and restating the existing senior credit facility to increase the revolving loan facility to $28,000,000, the Term Loan A facility to $38,000,000 and the Term Loan B facility to $9,000,000.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                  None

                                    PART III


Item 10 - Directors and Executive Officers of the Registrant

       Information concerning directors is incorporated by reference from the "Election of Directors" section of PlayCore's Proxy Statement for the annual meeting of stockholders to be held on May 26, 1999 (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of PlayCore's fiscal year. Information concerning the executive officers will be included in Exhibit A, "Executive Officers of PlayCore", to the Proxy Statement. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement.


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

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K

(a)      Financial Statements and Financial Statement Schedules

         The following consolidated financial statements are included in Item 8:

                                                                      Form 10-K
                                                                     Page Number

         PlayCore, Inc.

         Consolidated Balance Sheets at December 31,
         1997 and 1998...................................................21

         For the years ended December 31, 1996, 1997, and 1998:

         -  Consolidated Statements of Income............................23
         -  Consolidated Statements of Stockholders'
              Equity.....................................................24
         -  Consolidated Statements of Cash Flows........................25

         Notes to Consolidated Financial Statements......................27

         The following consolidated financial statement schedules are included in Item 14(d):

                                                                      Form 10-K
                                                                     Page Number

         Schedule I - Condensed Financial Information of
                      Registrant..........................................46

            Schedule II - Valuation and Qualifying Accounts...............48

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

(c)    Exhibits

Exhibit
Number          Exhibit


(3.1)    Amended and Restate  Certification of  Incorporation of PlayCore,  Inc.
         [Incorporated   by   reference  to  Exhibit   4.(i)(2)  of   PlayCore's
         Registration Statement on Form S-8 (Registration No. 33-48735)].

(3.2)    Amended  and  Restate  By-Laws  of  PlayCore,   Inc.  [Incorporated  by
         reference to Exhibit 3.2 of PlayCore, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

(4.1) Amended and Restated Credit Agreement, dated as of February 16, 1999, among PlayCore, Inc., PlayCore Wisconsin, Inc. the Lenders party thereto and Fleet National Bank, as lender and agent [Incorporated by reference to Exhibit 4.1 of PlayCore, Inc.'s Current Report on Form 8-K dated February 16, 1999].

(4.2) Securities Purchase Agreement, dated as of March 13, 1997, among PlayCore, Inc., PlayCore Wisconsin, Inc. and Massachusetts Mutual Life Insurance Company, together with the notes and warrants related thereto [Incorporated by reference to Exhibits 4.11, 4.15, 4.16, 4.20, and 4.21 of PlayCore, Inc.'s Current Report on Form 8-K dated March 13, 1997].

(4.3) Securities Purchase Agreement, dated as of March 13, 1997, among PlayCore, Inc., PlayCore Wisconsin, Inc. and MassMutual Corporate Investors, together with the note and warrant related thereto [Incorporated by reference to Exhibits 4.12, 4.17 and 4.22 of PlayCore, Inc.'s Current Report on Form 8-K dated March 13, 1997].

(4.4) Securities Purchase Agreement, dated as of March 13, 1997, among PlayCore, Inc., PlayCore Wisconsin, Inc. and Mass Mutual Participation Investors, together with the note and warrant related thereto [Incorporated by reference to Exhibits 4.13, 4.18 and 4.23 of PlayCore, Inc.'s Current Report on Form 8-K dated March 13, 1997].

(4.5) Securities Purchase Agreement, dated as of March 13, 1997, among PlayCore, Inc., PlayCore Wisconsin, Inc. and MassMutual Corporate Value Partners Limited, together with the note and warrant related thereto [Incorporated by reference to Exhibits 4.14, 4.19 and 4.24 of PlayCore, Inc.'s Current Report on Form 8-K dated March 13,1997].

(4.6) 10% Convertible Subordinated Debenture due 2004, dated February 16, 1996, in the original principal amount of $4,300,000 issued by PlayCore, Inc. to GreenGrass Holdings [Incorporated by reference to
         Exhibit 10.(i)(1) of PlayCore, Inc.'s Registration Statement of Form S-2 (Registration No. 333-3907)].

(4.7) 10% Convertible Subordinated Debenture due 2004, dated April 25, 1996, in the original principal among of $700,000 issued by PlayCore, Inc. to GreenGrass Holdings [Incorporated by reference to Exhibit 10.(i)(2)of PlayCore, Inc.'s Registration Statement on Form S-2(Registration No. 333-3907].

(4.8) Warrant No.1 for the Purchase of Common Stock of PlayCore, Inc., dated as of March 13,1997 [Incorporated by reference to Exhibit 4.27 of PlayCore, Inc.'s Current Report on Form 8-K dated March 13, 1997].

(4.9) Amended and Restated Registration Rights Agreement, dated as of March 13, 1997, between PlayCore, Inc. and GreenGrass Holdings [Incorporated by reference to Exhibit 4.28 of PlayCore, Inc.'s Current Report on Form 8-K dated March 13, 1997].

(10.1) Lease dated October 13, 1995, between Hovde Development, Inc.,lessor, and PlayCore, Inc., Lessee [Incorporated by reference to Exhibit 10.2 of PlayCore, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

(10.2)   PlayCore,  Inc. 1996 Incentive Stock Plan [Incorporated by reference to
         Exhibit 10 (iii) (A)(1) of PlayCore, Inc.'s Registration Statement on Form S-2 (Registration No. 333-3907)].

(10.3) Management Consulting Agreement dated as of February 16, 1996, by and among PlayCore Wisconsin, Inc., PlayCore, Inc., Glencoe Investment Corporation and Desai Capital Management Incorporated [Incorporated by reference to Exhibit 10.5 of PlayCore, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

(10.4) Employment Agreement dated January 5, 1998 between PlayCore, Inc. and Frederic L. Contino [Incorporated by reference to Exhibit 10.4 of PlayCore, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

(21)     Subsidiaries of PlayCore, Inc.

(23)     Consent of Ernst & Young LLP.

(27)     Financial Data Schedule [EDGAR version only].

d) Financial Statement Schedules

                                                                      Schedule I

                                 PlayCore, Inc.
                  Condensed Financial Information of Registrant
                  Years Ended December 31, 1996, 1997 and 1998

                         PlayCore, Inc. (Parent Company)


Condensed Balance Sheet
                                                          December 31
                                                    1997             1998
                                               -----------------------------
                                                      (In Thousands)

Investment in, and amounts due from,
  wholly owned subsidiary                     $    37,122       $    41,179
                                              -----------       -----------
Total assets                                  $    37,122       $    41,179
                                              ===========       ===========

Current liabilities                           $       215       $       530
Amounts due to wholly owned subsidiary             19,344            17,252
Convertible subordinated debentures
  payable to stockholder                            5,869             7,021

Stockholders' equity:
   Common stock                                       115               115
   Cost of 3,634,385 shares of common
     stock in treasury                            (40,511)          (40,511)
   Other stockholders' equity                      52,090            56,772
                                              -----------       -----------
                                                   11,694            16,376
                                              -----------       -----------
Total liabilities and stockholders' equity    $    37,122       $    41,179
                                              ===========       ===========

Condensed Statement of Income

                                               Year Ended December 31
                                          1996         1997             1998
                                      ------------------------------------------
                                                 (In Thousands)

Management fees from wholly owned
 subsidiary                           $   2,200      $   2,200       $   2,200
Costs and expenses:
   Administrative expense                   503            428             490
   Interest expense                         437            832             637
   Other expense                          1,488            682              74
                                        -------        -------        --------
                                          2,428          1,942           1,201
                                        -------        -------        --------

Income (loss) before income taxes
 and equity in net income of
 subsidiary                                (228)           258             999
Provision (credit) for income taxes         (80)            90             380
Equity in net income of subsidiary        1,718          1,009           4,057
                                       --------        -------        --------
Net income                           $    1,570      $   1,177       $   4,676
                                       ========        =======        ========

                                                                      Schedule I
                                                                     (continued)

                                 PlayCore, Inc.
                  Condensed Financial Information of Registrant
                  Years Ended December 31, 1996, 1997 and 1998

                         PlayCore, Inc. (Parent Company)


Condensed Statement of Cash Flows

                                                                    Year Ended December 31
                                                           1996              1997             1998
                                                        ----------------------------------------------
                                                                        (In Thousands)

Operating activities:
   Net income                                           $     1,570      $     1,177       $     4,676
      Adjustments to reconcile net income to net
         cash used in operating activities:
       Equity in net income of subsidiary                   (1,718)           (1,009)           (4,057)
       Interest converted to convertible
        subordinated debentures and common stock                323              822               617
       Decrease in current liabilities                      (5,190)          (10,442)           (1,777)
                                                        -----------      -----------       -----------
Net cash used in operating activities                       (5,015)           (9,452)             (541)

Net cash provided by (used in) investing activities               -                -                 -

Financing activities:
   Issuance of long-term debt                                     -            2,500                 -
   Payments of long-term debt                                     -            (539)                 -
   Issuance of convertible subordinated debentures            5,000                -               535
   Proceeds from issuance of common stock                         -            4,931                 6
   Proceeds from issuance of common stock warrant                 -            2,723                 -
   Proceeds from exercise of stock options                       15                -                 -
   Purchase of treasury stock                                     -            (163)                 -
                                                        -----------      -----------       -----------
Net cash provided by financing activities                     5,015            9,452               541
                                                        -----------      -----------       -----------

Net increase in cash                                              -                -                 -
Cash at beginning and end of year                       $         -      $         -       $         -
                                                        ===========      ===========       ===========


                                                                     Schedule II


                                 PlayCore, Inc.
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1996, 1997 and 1998

                                                                        Additions
                                      Balance at    Charged to                                    Balance at
                                      Beginning     Costs and      Acquired                         End of
      Description                      of Year       Expenses      Balance 1     Deductions 2        Year
                                                               (In Thousands)

Allowance for doubtful accounts:
    Year ended December 31, 1996        $   91       $    10         $    -         $    3         $    98
                                        ======       =======         ======         ======         =======

    Year ended December 31, 1997        $   98       $   259         $  300         $  250         $   407
                                        ======       =======         ======         ======         =======

    Year ended December 31, 1998        $  407       $   572         $   12         $  190         $   801
                                        ======       =======         ======         ======         =======


-----------
1 Balance of acquired company at date of acquisition.
2 Uncollectible accounts written off, net of recoveries.


                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

       PlayCore, Inc.                                                 Date

       By  /s/ Frederic L. Contino                                   3/29/99
          Frederic L. Contino
         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title                         Signature                       Date


TERENCE S. MALONE                    /s/ Terence S. Malone            3/29/99
Chairman of the Board               Terence S. Malone
of Directors and a Director

FREDERIC L. CONTINO                 /s/Frederic L. Contino            3/29/99
President and Chief                 Frederic L. Contino
Executive Officer and a Director

DAVID S. EVANS                      /s/ David S. Evans                3/29/99
Director                            David S. Evans

RICHARD E. RUEGGER                  /s/Richard E. Ruegger             3/29/99
Vice President-Finance,             Richard E. Ruegger
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and
Accounting Officer)

GEORGE N. HERRERA                   /s/George N. Herrera              3/29/99
Director                            George N. Herrera

TIMOTHY R. KELLEHER                 /s/Timothy R. Kelleher            3/29/99
Director                            Timothy R. Kelleher

GARY A. MASSEL                      /s/Gary A. Massel                 3/29/99
Director                            Gary A. Massel

RONALD D. WRAY                      /s/Ronald D. Wray                 3/29/99
Director                            Ronald D. Wray

                                 PLAYCORE, INC.
                       EXHIBIT INDEX TO FORM 10-K For the
                       Fiscal Year ended December 31, 1998

Exhibit
Number        Exhibit


(3.1) Amended and Restate Certification of Incorporation of PlayCore, Inc. [Incorporated by reference to Exhibit 4.(i)(2) of PlayCore, Inc.'s Registration Statement on Form S-8 (Registration No. 33-48735)].

(3.2)    Amended  and  Restate  By-Laws  of  PlayCore,   Inc.  [Incorporated  by
         reference to Exhibit 3.2 of PlayCore, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

(4.1) Amended and Restated Credit Agreement, dated as of February 16, 1999, among PlayCore, Inc., PlayCore Wisconsin, Inc., the Lenders party thereto and Fleet National Bank, as lender and agent [Incorporated by reference to Exhibit 4.1 of PlayCore, Inc.'s Current Report on Form 8-K dated February 16, 1999].

(4.2) Securities Purchase Agreement, dated as of March 13, 1997, among PlayCore, Inc., PlayCore Wisconsin, Inc., and Massachusetts Mutual Life Insurance Company, together with the notes and warrants related thereto [Incorporated by reference to Exhibits 4.11, 4.15, 4.16, 4.20, and 4.21 of PlayCore, Inc.'s Current Report on Form 8-K dated March 13, 1997].

(4.3) Securities Purchase Agreement, dated as of March 13, 1997, among PlayCore, Inc., PlayCore Wisconsin, Inc., and MassMutual Corporate Investors, together with the note and warrant related thereto [Incorporated by reference to Exhibits 4.12, 4.17 and 4.22 of PlayCore, Inc.'s Current Report on Form 8-K dated March 13, 1997].

(4.4) Securities Purchase Agreement, dated as of March 13, 1997, among PlayCore, Inc., PlayCore Wisconsin, Inc., and Mass Mutual Participation Investors, together with the note and warrant related thereto [Incorporated by reference to Exhibits 4.13, 4.18 and 4.23 of Swing-N-Slide, Inc.'s Current Report on Form 8-K dated March 13, 1997].

(4.5) Securities Purchase Agreement, dated as of March 13, 1997, among PlayCore, Inc., PlayCore Wisconsin, Inc., and MassMutual Corporate Value Partners Limited, together with the note and warrant related thereto [Incorporated by reference to Exhibits 4.14, 4.19 and 4.24 of PlayCore, Inc.'s Current Report on Form 8-K dated March 13,1997].

(4.6) 10% Convertible Subordinated Debenture due 2004, dated February 16, 1996, in the original principal amount of $4,300,000 issued by PlayCore, Inc. to GreenGrass Holdings [Incorporated by reference to
         Exhibit 10.(i)(1) of PlayCore, Inc.'s Registration Statement of Form S-2 (Registration No. 333-3907)].

(4.7) 10% Convertible Subordinated Debenture due 2004, dated April 25, 1996, in the original principal among of $700,000 issued by PlayCore, Inc. to GreenGrass Holdings [Incorporated by reference to Exhibit 10.(i)(2)of PlayCore, Inc.'s Registration Statement on Form S-2(Registration No. 333-3907].

(4.8) Warrant No.1 for the Purchase of Common Stock of PlayCore, Inc., dated as of March 13,1997 [Incorporated by reference to Exhibit 4.27 of PlayCore, Inc.'s Current Report on Form 8-K dated March 13, 1997].

(4.9) Amended and Restated Registration Rights Agreement, dated as of March 13, 1997, between PlayCore, Inc. and GreenGrass Holdings [Incorporated by reference to Exhibit 4.28 of PlayCore, Inc.'s Current Report on Form 8-K dated March 13, 1997].

(10.1) Lease dated October 13, 1995, between Hovde Development, Inc.,lessor, and PlayCore, Inc., Lessee [Incorporated by reference to Exhibit 10.2 of PlayCore, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

(10.2)   PlayCore,  Inc. 1996 Incentive Stock Plan [Incorporated by reference to
         Exhibit 10 (iii) (A)(1) of PlayCore, Inc.'s Registration Statement on Form S-2 (Registration No. 333-3907)].

(10.3) Management Consulting Agreement dated as of February 16, 1996,by and among PlayCore Wisconsin, PlayCore, Inc., Glencoe Investment Corporation and Desai Capital Management Incorporated [Incorporated by reference to Exhibit 10.5 of PlayCore, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

(10.4) Employment Agreement dated January 5, 1998 between PlayCore, Inc. and Frederic L. Contino [Incorporated by reference to Exhibit 10.4 of PlayCore, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997].

(21)     Subsidiaries of PlayCore, Inc.

(23)     Consent of Ernst & Young LLP.

(27)     Financial Data Schedule [EDGAR version only].