Form 10-Q
period 1999-03-31
PLAYCORE INC
filed 1999-05-17
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number 0-20450

                                 PlayCore, Inc.
             (Exact name of registrant as specified in its charter.)

     Delaware                                              36-3808989
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


              15 West Milwaukee Street, Janesville, Wisconsin 53545
                    (Address of principal executive office)


Registrant's telephone number, including area code (608)741-7183.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: as of May 6, 1999 there were 7,911,214 shares of Common Stock, par value $.01 per share, outstanding.

                                 PLAYCORE, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                      INDEX



Part I.  Financial Information:                                             Page
                                                                            ----

         Unaudited Consolidated Balance Sheets -
                  December 31, 1998 and March 31, 1999                         3


         Unaudited Consolidated Interim Statements of Operations
              and Retained Earnings -
                  Three Months Ended March 31, 1998 and 1999                   4

         Unaudited Consolidated Interim Statements of Cash Flows-
                  Three Months Ended March 31, 1998 and 1999                   5

         Notes to Unaudited Interim Consolidated Financial Statements          6

         Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8

         Quantitative and Qualitative Disclosure about Market Risk            12


Part II. Other Information

             Item 6 - Exhibits and Reports on Form 8-K                        13


Signature                                                                     14

                                  PlayCore, Inc
                           Consolidated Balance Sheets
                                   (unaudited)
                        (in thousands, except share data)

                                                                                              December 31,         March 31,
                               ASSETS                                                            1998               1999
                                                                                              ------------       ------------
Current assets
    Cash                                                                                      $        487       $        627
    Accounts receivable, less allowance for doubtful accounts of $801 and $1,295                    18,036             21,792
    Other receivables                                                                                  551                832
    Inventories                                                                                     11,754             18,971
    Refundable income taxes                                                                              -                782
    Prepaid expenses                                                                                 1,869              4,065
    Deferred income taxes                                                                              890              2,310
                                                                                              ------------       ------------
Total current assets                                                                                33,587             49,379

Property, plant and equipment, net                                                                  20,871             24,259
Deferred financing and other costs, net of accumulated amortization of $1,557 and $1,759             3,194              3,835
Identifiable intangible assets, net of accumulated amortization of $843 and $923                     6,593              6,513
Goodwill, net of accumulated amortization of $5,156 and $5,464                                      39,195             48,612
                                                                                              ------------       ------------
                                                                                              $    103,440       $    132,598
                                                                                              ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Revolving loan                                                                            $      9,940       $     23,940
    Accounts payable                                                                                 5,346              8,307
    Accrued income taxes                                                                               216                  -
    Accrued expenses                                                                                11,106             13,614
    Current portion of long-term debt                                                                7,702              5,726
                                                                                              ------------       ------------
Total current liabilities                                                                           34,310             51,587


Long-term debt, net of current portion                                                              42,288             54,233

Convertible subordinated debentures payable to stockholders                                          7,021              7,021

Deferred income taxes                                                                                3,445              3,075


Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
      no shares issued or outstanding                                                                    -                  -
    Common stock, $.01 par value, 25,000,000 shares authorized,
      11,543,349 and 11,545,599 shares issued                                                          115                115
    Class B common stock, $.01 par value, 1,750,000 shares authorized,
      no shares issued or outstanding                                                                    -                  -
    Additional paid-in capital                                                                      37,524             37,538
    Retained earnings                                                                               19,248             19,540
    Less 3,634,385 common shares held in treasury, at cost                                         (40,511)           (40,511)
                                                                                              ------------       ------------
Total stockholders' equity                                                                          16,376             16,682
                                                                                              ------------       ------------
                                                                                              $    103,440       $    132,598
                                                                                              ============       ============


Note: The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated balance sheet at that date.

             See notes to interim consolidated financial statements


                                  PlayCore, Inc
       Consolidated Interim Statements of Operations and Retained Earnings
                                   (unaudited)
             (in thousands, except per share amounts)


                                               Three months      Three months
                                                  ended             ended
                                                March 31,         March 31,
                                                  1998              1999
                                              --------------    --------------

Net sales                                     $       25,257    $       31,473
Cost of goods sold                                    13,667            18,283
                                              --------------    --------------

Gross profit                                          11,590            13,190
Operating expenses
    Selling                                            5,945             6,392
    General and administrative                         2,960             3,666
    Amortization of intangible assets                    519               590
                                              --------------    --------------
                                                       9,424            10,648
                                              --------------    --------------
Operating income                                       2,166             2,542
Other expense:
    Interest expense                                   1,925             1,938
    Other, net                                            72               112
                                              --------------    --------------
Total other expense                                    1,997             2,050
                                              --------------    --------------

Income before income taxes                               169               492
Income tax expense                                        60               200
                                              --------------    --------------

Net income                                               109               292

Retained earnings at beginning of period              14,572            19,248
                                              --------------    --------------

Retained earnings at end of period            $       14,681    $       19,540
                                              ==============    ==============

Earnings per share:
    Basic                                     $         0.01    $         0.04
    Diluted                                             0.01              0.03



             See notes to interim consolidated financial statements

                                 PlayCore, Inc
                      Consolidated Interim Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)



                                                             Three months   Three months
                                                                ended          ended
                                                               March 31,      March 31
                                                                1998           1999
                                                             ------------   ------------
Operating activities
Net income                                                   $        109   $        292
Adjustments to reconcile net income to
  net cash used by operating activities:
     Amortization of debt discount                                     91             91
     Deferred income taxes                                            360            300
     Depreciation                                                     613            666
     Amortization of intangible assets                                519            590
     Changes in operating assets and liabilities                   (6,351)        (8,459)
                                                             ------------   ------------

Net cash used by operating activities                              (4,659)        (6,520)


Investing activities
Purchase of property, plant and equipment                            (720)        (2,241)
Acquisitions, including transaction costs and net
   of cash acquired                                                     -        (14,148)
                                                             ------------   ------------

Net cash used by investing activities                                (720)       (16,389)


Financing activities
Increase in revolving loan                                          5,785         14,000
Issuances of long-term debt                                             -         10,323
Debt issuance costs incurred                                            -           (843)
Proceeds from issuance of common stock                                  5             14
Payments of long-term debt                                           (537)          (445)
                                                             ------------   ------------
Net cash provided by financing activities                           5,253         23,049
                                                             ------------   ------------


Increase(decrease) in cash                                           (126)           140
Cash at beginning of period                                           677            487
                                                             ------------   ------------

Cash at end of period                                        $        551   $        627
                                                             ============   ============

Supplemental disclosure of cash flows information-cash paid (received) during period for:

Interest                                                     $      1,998   $      1,899
Income taxes, net of refunds received                                (449)             -




             See notes to interim consolidated financial statements

                                  PlayCore, Inc
               Notes to Interim Consolidated Financial Statements
                                    Unaudited
                                 (in thousands)
                                 March 31, 1999


1.     Basis of presentation of unaudited consolidated financial statements


              The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.     Earnings per share


              The following table sets forth the computation of basic and diluted earnings per share:



                                                  Three months   Three months
                                                      ended          ended
                                                    March 31,      March 31,
                                                      1998          1999
                                                  ------------   ------------
       Numerator:
          Numerator for basic and diluted
          earnings per share -
            net income                            $        109   $        292
                                                  ============   ============

       Denominator:

          Denominator for basic earnings
          per share -
             weighted average shares                     7,908          7,910
          Effect of diluted securities:
            Employee stock options(treasury stock
               method)                                      18            114
            Warrants                                       619            627
                                                  ------------   ------------


           Denominator for diluted earnings
           per share                                     8,545          8,651
                                                  ============   ============


3.     Inventories

         Inventories consisted of the following:

                                                  December 31,     March 31,
                                                      1998          1999
                                                  ------------   ------------
         Finished goods and work in process       $      7,153   $      9,979
         Raw materials                                   4,601          8,992
                                                  ------------   ------------
                                                  $     11,754   $     18,971
                                                  ============   ============

                                 PlayCore, Inc.
                Notes to Interim Consolidated Financial Statements(continued)


4.     Acquisition


              On February 16, 1999, the Company acquired all of the capital stock of Heartland Industries, Inc. (Heartland), a maker of backyard wooden storage buildings, for approximately $13,300 (including the repayment of certain indebtedness of Heartland), subject to adjustments as defined in the Agreement and Plan of Merger. Heartland has a national network of company-owned sales branches and independent dealers to sell its products, which include yard barns and custom-build garages.

              The acquisition was accounted for using the purchase method of accounting and the total purchase cost was allocated first to assets and liabilities based upon their respective fair market values, with the remainder allocated to goodwill. The allocation of the purchase price reflected in the financial statements is based on estimates and may differ from the final allocation.



5.     Segment Reporting

                                            Three months ended March 31, 1998
                                         ------------------------------------
                                          Commercial       Consumer      Total
                                         ------------     ----------    --------
       Revenues from external customers  $     12,190     $   13,067    $ 25,257
      Segment profit (loss)                      (449)           558         109


                                          Three months ended March 31, 1999
                                         ------------------------------------
                                          Commercial       Consumer      Total
                                         ------------     ----------    --------

       Revenues from external customers  $     14,011   $   17,462      $ 31,473
       Segment profit (loss)                      331          (39)          292
       Segment assets                          62,681       69,917 (a)   132,598


(a) The increase in assets since December 31, 1998 was due to the inclusion of Heartland's assets.

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

Results of Operations:

On February 16, 1999, the Company acquired all of the capital stock of Heartland Industries, Inc. (Heartland), a maker of backyard wooden storage buildings. The acquisition of Heartland was accounted for using the purchase method. Therefore, the results of Heartland are included with those of the Company beginning with the date of acquisition.

Three months ended March 31, 1999, compared to the three months ended March 31, 1998.

Net Sales. Net sales increased $6.2 million, or 24.6 percent, to $31.5 million for the three months ended March 31, 1999, compared to $25.3 million for the same period a year ago. Sales of the Company's consumer products increased $4.4 million, or 33.6 percent, to $17.5 million for the three months ended March 31, 1999, compared to $13.1 million for the same period a year ago. This increase in sales is attributable to the inclusion of Heartland sales for the period February 16, 1999 through March 31, 1999. Sales of the Company's commercial products also increased by $1.8 million, or 14.9 percent, to $14.0 million for the three months ended March 31, 1999, compared to the same period in 1998. The growth in commercial products sales was primarily due to new product introductions and the impact of new playground equipment safety standards on the commercial play industry.

Gross Profit. Gross profit increased $1.6 million, or 13.8 percent, to $13.2 million but decreased as a percentage of net sales to 41.9 percent for the three months ended March 31, 1999, compared to $11.6 million and 45.9 percent for the same period a year ago. The main reason for the decline in the gross profit margin is the inclusion of Heartland's wooden storage building sales that have a lower profit margin than playground equipment.

Selling Expense. Selling expense increased $0.5 million, or 7.5 percent, to $6.4 million but decreased as a percentage of net sales to 20.3 percent for the first three months of 1999, compared to $5.9 million and 23.5 percent for the three months ended March 31, 1998. The decrease as a percentage of net sales was due to the impact of higher sales volume on fixed selling expenses and the lower selling costs as a percentage of net sales associated with wooden storage building sales.

General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 23.9 percent, to $3.7 million but decreased slightly as a percentage of net sales to 11.6 percent for the three months ended March 31, 1999, compared to $3.0 million and 11.7 percent for the same period a year ago. The dollar increase was due to the inclusion of Heartland's general and administrative expenses for the period February 16, 1999 through March 31, 1999.

Amortization of Intangible Assets. Amortization of financing fees, goodwill and other identifiable intangible assets was $0.6 million for the three months ended March 31, 1999 as compared to $0.5 million for the same period a year ago. Additional amortization resulted from the goodwill and financing fees associated with the Heartland acquisition.

Other Expense. Interest expense for the three months ended March 31, 1999 remained relatively consistent with the same period a year ago. An increase in interest expense due to the additional debt that was incurred in connection with the Heartland acquisition on February 16, 1999 was offset by a decrease in interest due to the scheduled repayments of principal on the Company's term note made in 1998.

Seasonality

The Company's sales pattern is seasonal and is concentrated in the period from April 1 through September (approximately 60 percent). The timing of initial stocking orders and fluctuations in customer demand through the spring and summer months contribute to this pattern.

Liquidity and Capital Resources

On February 16, 1999, the Company acquired all of the capital stock of Heartland Industries, Inc. for approximately $13.3 million (including the repayment of certain indebtedness of Heartland), subject to certain post-closing adjustments. The acquisition was financed by amending and restating the existing senior credit facility at the Company's PlayCore Wisconsin, Inc. subsidiary ("PlayCore Wisconsin").

The Company's primary sources of working capital are cash flows from operations and borrowings under PlayCore Wisconsin's senior credit facility, which was entered into in March 1997, amended in February 1999, and runs through June 2003. The facility consists of (a) a $28.0 million revolving credit facility;
(b) a $38.0 million Term A facility and (c) a $9.0 million Term B facility. The entire facility is guaranteed by PlayCore, Inc. and secured by a first priority mortgage or security interest in all of PlayCore Wisconsin's tangible and intangible assets, as well as the Company's pledge of all of the outstanding shares of PlayCore Wisconsin common stock. In addition, the Company and PlayCore Wisconsin are subject to certain restrictive covenants, which include, among other things, a general restriction on the payment of dividends and a limitation on additional indebtedness.

Borrowing availability under the revolving credit facility is limited to specified percentages of qualified inventories and accounts receivable, not to exceed $28.0 million. At March 31, 1999, the outstanding amount of the revolving loan facility was $23.9 million.

Total indebtedness on the revolving loan facility typically increases during the first five months of each year, primarily as a result of increased levels of working capital to meet the seasonal increase in production levels.

The Company made capital expenditures totaling approximately $2.2 million in the three months ended March 31, 1999. Approximately $1.5 million of this total was spent on the expansion of the GameTime facility in Fort Payne, Alabama. This expansion will provide needed additional capacity to meet projected sales growth and also allow for better workflow through the facility. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and anticipated future capacity for borrowing will be sufficient to fund current business operations as well as anticipated future capital expenditures and growth opportunities.

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

The following chart is a summary of our Year 2000 compliance schedule target dates:

                                                 Resolution Phases

          ----------------- ----------------------- ---------------------- ----------------------- ---------------------------
                                  Assessment             Remediation              Testing                Implementation
          ----------------- ----------------------- ---------------------- ----------------------- ---------------------------

E         Information       100% Complete           100% Complete          85% Complete            80% Complete
X         Technology
P                                                                          Expected completion     Expected completion
O                                                                          date,                   date, August 1999
S                                                                          June 1999
U         ----------------- ----------------------- ---------------------- ----------------------- ---------------------------
E
          Operating         100% Complete           100% Complete          85% Complete            85% Complete
          Equipment with
T         Embedded Chips
Y         or software                                                      Expected completion     Expected  completion date,
P                                                                          date,                   July 1999
E                                                                          June 1999
          ----------------- ----------------------- ---------------------- ----------------------- ---------------------------

          Products          100% Complete           100% Complete          100% Complete           100% Complete

          ----------------- ----------------------- ---------------------- ----------------------- ---------------------------

          3rd Party         90% Complete for        30% Complete for       30% Complete for        20%  Completion for system
          Suppliers         system interface        system interface       system interface        interface
          and
          customers

                            Expected completion     Develop contingency    Expected completion     Implement contingency
                            for surveying           plans                  date for                plans or
                            vendors, June 1999      as appropriate,        system interface        alternatives as
                                                    June 1999              work, July 1999         necessary, August
                                                                                                   1999
          ----------------- ----------------------- ---------------------- ----------------------- ---------------------------


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

The Company is in the process of working with third party vendors and customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by June 1999. Although management believes a significant interruption in our supplier's and customer's activities (due to Year 2000 issues) is unlikely, such an interruption could have a material impact on our financial results.

We do not believe that the cost of our Year 2000 compliance will be material to our financial condition or results of operations. The cost of Year 2000 compliance is not expected to exceed $0.6 million and is being funded through operating cash flows. To date, we have spent approximately $0.3 million on Year 2000 compliance.

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in June 1999 and determine whether such a plan is necessary.

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

The Company's swap agreement in place at December 31, 1998 had a notional amount of $20.0 million and ran through June 11, 2000. The agreement required the Company to pay interest at a defined fixed rate of 6.11% while receiving interest at a defined variable rate of three-month LIBOR (5.24% at December 31, 1998). This swap effectively converted $20.0 million of the Company's Term Loan A to a fixed rate. The additional net interest expense recorded in 1998 as a result of the swap agreement was not material. At December 31, 1998, the swap agreement had a negative fair market value of approximately $0.3 million as determined by the lender. In connection with the amendment of the Company's senior credit facility in February 1999, the swap agreement was terminated. The Company expects to enter into a new swap agreement with a $20.0 million notional amount before the end of the second quarter of 1999.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule


(b)      Reports on Form 8-K

                  A Form 8-K, dated February 16, 1999 was filed on March 2, 1999 with respect to the acquisition of Heartland Industries, Inc. on February 16, 1999.

                                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PlayCore, Inc.



Date:  May 17, 1999          /s/ Richard E. Ruegger
                             ------------------------------------
                                    Richard E. Ruegger,
                                    Vice President-Finance
                                    and Chief Financial Officer
                                    (Duly   authorized   officer  and  Principal
                                    Financial and Accounting Officer)