Form 10-Q
period 1999-06-30
PLAYCORE INC
filed 1999-08-11
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-20450
                       -------

                                 PlayCore, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter.)

           Delaware                                   36-3808989
-------------------------------            --------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


              15 West Milwaukee Street, Janesville, Wisconsin 53545
              -----------------------------------------------------
                     (Address of principal executive office)


Registrant's telephone number, including area code (608)741-7183.
                                                   -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. YES X   NO ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: as of August 9, 1999 there were 7,911,214 shares of Common Stock, par value $.01 per share, outstanding.

                                 PLAYCORE, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                      INDEX


Part I.  Financial Information:                                          Page
                                                                         ----
         Unaudited Consolidated Balance Sheets -
               December 31, 1998 and June 30, 1999                         3

         Unaudited Consolidated Interim Statements of Operations
           and Retained Earnings -
               Three Months Ended June 30, 1998                            4
               Six Months Ended June 30, 1998
               Three Months Ended June 30, 1999 and
               Six Months Ended June 30, 1999

         Unaudited Consolidated Interim Statements of Cash Flows-
               Six Months Ended June 30, 1998                              5
               Six Months Ended June 30, 1999

         Notes to Unaudited Interim Consolidated Financial Statements      6

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8

         Quantitative and Qualitative Disclosures about Market Risk       13


Part II. Other Information

           Item 4 - Submission of Matters to a Vote of Security Holders   14
           Item 6 - Exhibits and Reports on Form 8-K

Signature                                                                 15


                                                           PlayCore, Inc.
                                                     Consolidated Balance Sheets
                                                             (unaudited)
                                                  (in thousands, except share data)

                                                                                             December 31,      June 30,
                                             ASSETS                                             1998            1999
Current assets:
    Cash                                                                                     $      487       $   1,837
    Accounts receivable, less allowance for doubtful accounts of $801 and $1,157                 18,036          29,911
    Other receivables                                                                               551           1,242
    Inventories                                                                                  11,754          20,804
    Prepaid expenses                                                                              1,869           3,991
    Deferred income taxes                                                                           890           2,310
                                                                                             ----------       ---------
Total current assets                                                                             33,587          60,095

Property, plant and equipment, net                                                               20,871          26,011
Deferred financing and other costs, net of accumulated amortization of $1,557 and $1,990          3,194           3,604
Identifiable intangible assets, net of accumulated amortization of $843 and $1,001                6,593           6,434
Goodwill, net of accumulated amortization of $5,156 and $5,798                                   39,195          49,020
                                                                                             ----------       ---------
                                                                                             $  103,440       $ 145,164
                                                                                             ==========       =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving loan                                                                           $    9,940       $  24,775
    Accounts payable                                                                              5,346          10,683
    Accrued income taxes                                                                            216           2,962
    Accrued expenses                                                                             11,106          14,501
    Current portion of long-term debt                                                             7,702           6,868
                                                                                             ----------       ---------
Total current liabilities                                                                        34,310          59,789

Long-term debt, net of current portion                                                           42,288          51,555

Convertible subordinated debentures payable to stockholders                                       7,021           7,258

Deferred income taxes                                                                             3,445           3,475

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
      no shares issued or outstanding                                                                 -               -
    Common stock, $.01 par value, 25,000,000 shares authorized,
      11,543,349 and 11,545,599 shares issued                                                       115             115
    Class B common stock, $.01 par value, 1,750,000 shares authorized,
      no shares issued or outstanding                                                                 -               -
    Additional paid-in capital                                                                   37,524          37,538
    Retained earnings                                                                            19,248          25,945
    Less 3,634,385 common shares held in treasury, at cost                                      (40,511)        (40,511)
                                                                                             ----------       ---------
Total stockholders' equity                                                                       16,376          23,087
                                                                                             ----------       ---------
                                                                                             $  103,440       $ 145,164
                                                                                             ==========       =========


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


                                       See notes to interim consolidated financial statements



                                                           PlayCore, Inc.
                                 Consolidated Interim Statements of Operations and Retained Earnings
                                                             (unaudited)
                                              (in thousands, except per share amounts)

                                             Three months    Six months   Three months    Six months
                                                ended          ended         ended          ended
                                               June 30,       June 30,      June 30,       June 30,
                                                1998           1998          1999           1999
                                              --------       --------      --------       --------
Net sales                                     $ 36,856       $ 62,113      $ 61,955       $ 93,428
Cost of goods sold                              17,880         31,547        33,144         51,427
                                              --------       --------      --------       --------
Gross profit                                    18,976         30,566        28,811         42,001
Operating expenses:
    Selling                                      6,193         12,138        10,141         16,533
    General and administrative                   2,197          5,157         5,387          9,053
    Amortization of intangible assets              518          1,037           643          1,233
                                              --------       --------      --------       --------
                                                 8,908         18,332        16,171         26,819
                                              --------       --------      --------       --------

Operating income                                10,068         12,234        12,640         15,182

Other expense:
    Interest expense                             2,023          3,948         2,208          4,146
    Other, net                                      64            136            37            149
                                              --------       --------      --------       --------
Total other expense                              2,087          4,084         2,245          4,295
                                              --------       --------      --------       --------

Income before income taxes                       7,981          8,150        10,395         10,887
Income tax expense                               3,045          3,105         3,990          4,190
                                              --------       --------      --------       --------
Net income                                       4,936          5,045         6,405          6,697

Retained earnings at beginning of period        14,681         14,572        19,540         19,248
                                              --------       --------      --------       --------
Retained earnings at end of period            $ 19,617       $ 19,617      $ 25,945       $ 25,945
                                              ========       ========      ========       ========
Earnings per share:
    Basic                                     $   0.62         $ 0.64        $ 0.81         $ 0.85
    Diluted                                       0.51           0.53          0.64           0.68



                                       See notes to interim consolidated financial statements


                                                           PlayCore, Inc.
                                            Consolidated Interim Statements of Cash Flows
                                                             (unaudited)
                                                           (in thousands)

                                                                            Six months      Six months
                                                                              ended           ended
                                                                             June 30,        June 30,
                                                                              1998            1999
                                                                            ----------      ----------
Operating activities
Net income                                                                  $  5,045        $  6,697
Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
     Amortization of debt discount                                               182             182
     Deferred income taxes                                                       800             700
     Depreciation                                                              1,222           1,366
     Amortization of intangible assets                                         1,037           1,233
     Interest converted to convertible subordinated debentures                   292             237
     Changes in operating assets and liabilities                              (8,488)        (11,888)
                                                                            ---------       ---------
Net cash provided (used) by operating activities                                  90          (1,473)

Investing activities
Purchase of property, plant and equipment                                     (1,290)         (4,694)
Acquisitions, including transaction costs and net of cash acquired              (590)        (14,742)
                                                                            ---------       ---------
Net cash used by investing activities                                         (1,880)        (19,436)

Financing activities
Increase in revolving loan                                                     7,545          14,835
Issuances of long-term debt                                                        -          10,323
Debt issuance costs incurred                                                       -            (843)
Proceeds from issuance of common stock                                             6              14
Payments of long-term debt                                                    (5,212)         (2,070)
                                                                            ---------       ---------
Net cash provided by financing activities                                      2,339          22,259
                                                                            ---------       ---------

Increase in cash                                                                 549           1,350
Cash at beginning of period                                                      677             487
                                                                            ---------       ---------
Cash at end of period                                                       $  1,226        $  1,837
                                                                            =========       =========

Supplemental disclosure of cash flows information-cash paid (received) during period for:

Interest                                                                    $  2,754        $  3,783
Income taxes, net of refunds received                                           (520)             34

             See notes to interim consolidated financial statements


                                 PlayCore, Inc.
               Notes to Interim Consolidated Financial Statements
                                    Unaudited
                                 (in thousands)
                                  June 30, 1999

1.   Basis of presentation of unaudited  consolidated  financial  statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.    Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                              Three months     Six months     Three months     Six months
                                                                 ended           ended           ended           ended
                                                                June 30,        June 30,        June 30,        June 30,
                                                                  1998            1998            1999            1999
                                                              ------------     ----------     ------------     ----------
Numerator:
   Numerator for basic and diluted earnings per share -
     net income                                                 $ 4,936         $ 5,045         $ 6,405         $ 6,697
   Effect of diluted securities -
     10% convertible subordinated debentures                         95             183             111             217
                                                                -------         -------         -------         -------

    Numerator for diluted earnings per share                    $ 5,031         $ 5,228         $ 6,516         $ 6,914
                                                                =======         =======         =======         =======
Denominator:
   Denominator for basic earnings per share -
      weighted average shares                                     7,909           7,909           7,911           7,911
   Effect of diluted securities:
     Employee stock options(treasury stock
        method)                                                      87              54             187             151
     Warrants                                                       624             622             632             630
     10% convertible subordinated debentures                      1,274           1,248           1,506           1,486
                                                                -------         -------         -------         -------
    Denominator for diluted earnings per share                    9,894           9,833          10,236          10,178
                                                                =======         =======         =======         =======



3.   Inventories

     Inventories consisted of the following:

                                                    December 31,     June 30,
                                                        1998           1999
                                                    ------------     --------

         Finished goods and work in process          $  7,153        $ 10,132
         Raw materials                                  4,601          10,672
                                                     --------        --------
                                                     $ 11,754        $ 20,804
                                                     ========        ========

                                 PlayCore, Inc.
          Notes to Interim Consolidated Financial Statements(continued)

4.    Acquisition

          On February 16, 1999, the Company acquired all of the capital stock of Heartland Industries, Inc. (Heartland), a maker of backyard wooden storage buildings, for approximately $13,605 (including the repayment of certain indebtedness of Heartland), subject to adjustments as defined in the Agreement and Plan of Merger. Heartland has a national network of company-owned sales branches and independent dealers to sell its products, which include yard barns and custom-build garages.

          The acquisition was accounted for using the purchase method of accounting and the total purchase cost was allocated first to assets and liabilities based upon their respective fair market values, with the remainder allocated to goodwill. The allocation of the purchase price reflected in the financial statements is based on estimates and may differ from the final allocation.

5.    Segment Reporting

                                           Commercial     Consumer       Total
                                           ----------     --------       -----
  Three months ended June 30, 1998
Revenues from external customers           $ 20,224      $ 16,632      $ 36,856
Segment profit                                2,265         2,671         4,936

  Six months ended June 30, 1998
Revenues from external customers             32,414        29,699        62,113
Segment profit                                1,836         3,209         5,045

  Three months ended June 30, 1999
Revenues from external customers             22,577        39,378        61,955
Segment profit                                2,922         3,483         6,405

  Six months ended June 30, 1999
Revenues from external customers             36,588        56,840        93,428
Segment profit                                3,286         3,411         6,697
Segment assets                               70,710        74,454(a)    145,164

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

Three months ended June 30, 1999, compared to the three months ended June 30, 1998.

Net Sales. Net sales increased $25.1 million, or 68.1 percent, to $62.0 million for the three months ended June 30, 1999, compared to $36.9 million for the same period a year ago. Sales of the Company's consumer products increased $22.8 million, or 136.8 percent to $39.4 million for the three months ended June 30, 1999, compared to $16.6 million for the same period a year ago. The increase in consumer product sales is due to the inclusion of Heartland sales for the three months ended June 30, 1999. Sales of the Company's commercial products also increased by $2.4 million, or 11.6 percent, to $22.6 million for the three months ended June 30, 1999, compared to $20.2 million for the same period a year ago. The commercial products sales growth was attributable to the growth in the overall commercial market, which was favorably impacted by new playground equipment safety standards and strong demographic trends.

Gross Profit. Gross profit increased $9.8 million, or 51.8 percent, to $28.8 million but decreased as a percentage of net sales to 46.5 percent for the three months ended June 30, 1999, compared to $19.0 million and 51.5 percent of net sales for the same period a year ago. The main reason for the decrease in the gross profit margin was the inclusion of Heartland's wooden storage building sales, which have a lower profit margin than playground equipment.

Selling Expense. Selling expense increased $3.9 million, or 63.7 percent to $10.1 million but decreased slightly as a percentage of net sales to 16.4 percent for the second quarter of 1999, compared to $6.2 million and 16.8 percent of net sales for the same period a year ago. The dollar increase was primarily due to the inclusion of Heartland's selling expenses for the three months ended June 30, 1999.

General and Administrative Expenses. General and administrative expenses increased $3.2 million, or 145.2 percent, to $5.4 million and increased as a percentage of net sales to 8.7 percent for the three months ended June 30, 1999 as compared to $2.2 million and 6.0 percent for the same period a year ago. The dollar increase was due to the inclusion of Heartland's general and administrative expenses in the second quarter of 1999. The increase as a percentage of net sales was primarily the result of higher general and administrative expenses as a percentage of net sales associated with wooden storage building sales.

Amortization of Intangible Assets. Amortization of financing fees, goodwill and other identifiable intangible assets was $0.6 million for the three months ended June 30, 1999 as compared to $0.5 million for the same period a year ago. Additional amortization resulted from the goodwill and financing fees associated with the Heartland acquisition.

Other Expense. Interest expense for the three months ended June 30, 1999 increased $0.2 million to $2.2 million. The increase in interest expense was due to the additional debt that was incurred in connection with the Heartland acquisition on February 16, 1999.

Six months ended June 30, 1999, compared to the six months ended June 30, 1998.
------------------------------------------------------------------------------

Net Sales. Net sales increased $31.3 million, or 50.4 percent, to $93.4 million for the six months ended June 30, 1999 as compared to $62.1 million for the same period a year ago. Sales of the Company's consumer products increased $27.1 million, or 91.4 percent, to $56.8 million for the six months ended June 30, 1999 as compared to $29.7 million for the same period a year ago. The increase in sales was attributable to the inclusion of Heartland sales for the period February 16, 1999 through June 30, 1999. Sales of the Company's commercial products increased by $4.2 million, or 12.9 percent, to $36.6 million for the six months ended June 30, 1999 as compared to $32.4 for the same period a year ago. Commercial product sales have benefited from growth in the commercial market driven by the impact of new playground equipment safety standards and strong demographic trends.

Gross Profit. Gross profit increased $11.4 million, or 37.4 percent, to $42.0 million but declined as a percentage of net sales to 45.0 percent for the six months ended June 30, 1999 as compared to $30.6 million and 49.2 percent of net sales in the same period a year ago. The primary reason for the decrease in gross profit margin was the impact of Heartland's wooden storage building sales, which have a lower profit margin than consumer or commercial playground equipment.

Selling Expense. Selling expense increased $4.4 million, or 36.2 percent, to $16.5 million but decreased as a percentage of net sales to 17.7 percent for the six months ended June 30, 1999 as compared to $12.1 million and 19.5 percent of net sales for the same period a year ago. The dollar increase is mainly due to the inclusion of Heartland's selling expenses for the period

February 16, 1999 through June 30, 1999. The decrease as a percentage of net sales was due to the impact of higher sales volume on fixed selling expenses and the lower selling costs as a percentage of net sales associated with wooden storage building sales.

General and Administrative Expenses. General and administrative expenses increased $3.9 million, or 75.5 percent, to $9.1 million and increased as a percentage of net sales to 9.7 percent for the six months ended June 30, 1999 as compared to $5.2 million and 8.3 percent of net sales for the same period a year ago. The increase as a percentage of net sales was mainly due to the impact of higher general and administrative expenses as a percentage of net sales associated with wooden storage building sales.

Amortization of Intangible Assets. Amortization of financing fees, goodwill and other identifiable intangible assets was $1.2 million for the six months ended June 30, 1999 as compared to $1.0 million for the same period a year ago. The increase in amortization was a result of the goodwill and financing fees related to the Heartland acquisition.

Other Expenses. Interest expense increased $0.2 million to $4.1 million for the six months ended June 30, 1999 as compared to $3.9 million in the same period a year ago. The increase in interest expense was due to the additional debt that was incurred in connection with the Heartland acquisition.

Seasonality

The Company's sales pattern is seasonal and is concentrated in the period from April 1 through September 30 (approximately 60 percent). The timing of initial stocking orders and fluctuations in customer demand through the spring and summer months contribute to this pattern.

Liquidity and Capital Resources

On February 16, 1999, the Company acquired all of the capital stock of Heartland Industries, Inc. for approximately $13.6 million (including the repayment of certain indebtedness of Heartland), subject to certain post-closing adjustments as provided in the Agreement and Plan of Merger. The acquisition was financed by amending and restating the Company's existing senior credit facility.

The Company's primary sources of working capital are cash flows from operations and borrowings under PlayCore Wisconsin Inc.'s senior credit facility, which was entered into in March 1997, amended in February 1999, and runs through June 2003. PlayCore Wisconsin, Inc. is a wholly-owned subsidiary of the Company. The PlayCore Wisconsin facility consists of (a) a $28.0 million revolving credit facility; (b) a $38.0 million Term A facility and (c) a $9.0 million Term B facility. The entire facility is guaranteed by PlayCore, Inc. and secured by a first priority mortgage or security interest in all of PlayCore Wisconsin's tangible and intangible assets, as well as the pledge of all of the outstanding shares of PlayCore Wisconsin common stock. In addition, the Company and PlayCore Wisconsin are subject to certain restrictive covenants, which include, among other things, a general restriction on the payment of dividends and a limitation on additional indebtedness.

Borrowing availability under the revolving credit facility is limited to specified percentages of qualified inventories and accounts receivable, not to exceed $28.0 million. At June 30, 1999, the outstanding amount of the revolving loan facility was $24.8 million.

The Company made capital expenditures totaling approximately $4.7 million in the six months ended June 30, 1999. Approximately $3.1 million of this total was spent on the expansion of the GameTime facility in Fort Payne, Alabama. This expansion will provide needed additional capacity to meet projected sales growth and also allow for better workflow through the facility. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and anticipated future capacity for borrowing will be sufficient to fund current business operations as well as anticipated future capital expenditures and growth opportunities.

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

The following chart is a summary of our Year 2000 compliance schedule target dates:

                                Resolution Phases

--------------------------------------------------------------------------------
                   Assessment     Remediation      Testing        Implementation
--------------------------------------------------------------------------------
E    Information  100% Complete   100% Complete    90% Complete   90% Complete
X    Technology
P                                                  Expected       Expected
O                                                  completion     completion
S                                                  date is        date is
U                                                  October 1999   October 1999
R    ---------------------------------------------------------------------------
E    Operating    100% Complete   100% Complete    95% Complete   90% Complete
     Equipment
     with                                          Expected       Expected
T    Embedded                                      completion     completion
Y    Chips or                                      date is        date is
P    software                                      October 1999   October 1999
E
--------------------------------------------------------------------------------

     Products     100% Complete   100% Complete    100% Complete  100% Complete

--------------------------------------------------------------------------------

     3rd Party    95% Complete    60% Complete     50% Complete   50% Completion
     Suppliers    for system      for system       for system     for system
     and          interface       interface        interface      interface
     customers
                  Expected        Develop          Expected       Implement
                  completion for  contingency      completion     contingency
                  surveying       plans as         date for       plans or
                  vendors is      appropriate,     system         alteratives as
                  September 1999  October 1999     interface      necessary,
                                                   work is        October 1999
                                                   October 1999
--------------------------------------------------------------------------------

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

The Company is in the process of working with third party vendors and customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by October 1999. Although management believes a significant interruption in our suppliers and customers activities (due to Year 2000 issues) is unlikely, such an interruption could have a material impact on our financial results.

We do not believe that the cost of our Year 2000 compliance will be material to our financial condition or results of operations. The cost of Year 2000 compliance is not expected to exceed $0.5 million and is being funded through operating cash flows. To date, we have spent approximately $0.4 million on Year 2000 compliance.

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in October 1999 and determine whether such a plan is necessary.

           Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------

The Company is exposed to market risk related to changes in interest rates. The Company's earnings are affected by changes in the interest rate as a result of its borrowings under the senior credit facility. However, at December 31, 1998, the Company had a swap agreement that effectively converted $20.0 million of the Company's debt to a fixed rate. If market interest rates for the remaining borrowings under the senior credit facility average 1 percent or more during the year ended December 31, 1999 than they did during 1998, the Company's interest expense would increase, and income before taxes would decrease by approximately $0.5 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

The Company's swap agreement in place at December 31, 1998 had a notional amount of $20.0 million and ran through June 11, 2000. The agreement required the Company to pay interest at a defined fixed rate of 6.11 percent while receiving interest at a defined variable rate of three-month LIBOR (5.24 percent at December 31, 1998). This swap effectively converted $20.0 million of the Company's Term Loan A to a fixed rate. The additional net interest expense recorded in 1998 as a result of the swap agreement was not material. At December 31, 1998, the swap agreement had a negative fair market value of approximately $0.3 million as determined by the lender. In connection with the amendment of the Company's senior credit facility in February 1999, the swap agreement was terminated. The Company expects to enter into a new swap agreement with a $20.0 million notional amount before the end of the third quarter of 1999.

                           PART II. OTHER INFORMATION


ITEM 1.  SUBMISSION OF MATTERS TO VOTE

          At the Company's annual meeting of stockholders held on May 26, 1999 Terence S. Malone, Frederic L. Contino, David S. Evans, George N. Herrera, Timothy R. Kelleher, Gary A. Massel and Ronald D. Wray were elected as directors of the Company for terms expiring in 2000. All directors were elected by 7,710,216 shares, with 6,811 shares withholding authority.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PlayCore, Inc.



Date:  August 11, 1999                  /s/ Richard E. Ruegger
                                        -------------------------------------
                                        Richard E. Ruegger,
                                        Vice President-Finance
                                        and Chief Financial Officer
                                        (Duly authorized officer and Principal
                                        Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.            Description

  27             Financial Data Schedule