Form 10-Q
period 1999-09-30
PLAYCORE INC
filed 1999-11-12
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 0-20450

                                 PlayCore, Inc.
             (Exact name of registrant as specified in its charter.)

          Delaware                                     36-3808989
-------------------------------              -------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES __X__ NO ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: as of November 5, 1999 there were 7,941,214 shares of Common Stock, par value $.01 per share, outstanding.

                                 PLAYCORE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX


Part I.    Financial Information:                                           Page
                                                                            ----
     Unaudited Consolidated Balance Sheets -
           December 31, 1998 and September 30, 1999                            3


     Unaudited Consolidated Interim Statements of Operations
       and Retained Earnings -
           Three Months Ended September 30, 1998
           Nine Months Ended September 30, 1998
           Three Months Ended September 30, 1999
           Nine Months Ended September 30, 1999                                4

     Unaudited Consolidated Interim Statements of Cash Flows-
           Nine Months Ended September 30, 1998 and                            5
           Nine Months Ended September 30, 1999


     Notes to Unaudited Interim Consolidated Financial Statements              6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                               8


Part II.   Other Information

           Item 6 - Exhibits and Reports on Form 8-K                          14

Signature                                                                     15

                                                        PlayCore, Inc.
                                                 Consolidated Balance Sheets
                                                         (unaudited)
                                              (in thousands, except share data)
                                                                                            December 31,     September 30,
                                          ASSETS                                               1998              1999
                                                                                           --------------    --------------
Current assets:
    Cash                                                                                   $         487     $         724
    Accounts receivable, less allowance for doubtful accounts of $801 and $1,226                  18,036            27,890
    Other receivables                                                                                551             1,528
    Inventories                                                                                   11,754            20,622
    Prepaid expenses                                                                               1,869             3,798
    Deferred income taxes                                                                            890             2,160
                                                                                           --------------    --------------
Total current assets                                                                              33,587            56,722

Property, plant and equipment, net                                                                20,871            26,329
Deferred financing and other costs, net of accumulated amortization of $1,557 and $2,219           3,194             3,375
Identifiable intangible assets, net of accumulated amortization of $843 and $1,083                 6,593             6,353
Goodwill, net of accumulated amortization of $5,156 and $6,134                                    39,195            48,685
                                                                                           --------------    --------------
                                                                                           $     103,440     $     141,464
                                                                                           ==============    ==============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving loan                                                                         $       9,940     $      23,785
    Accounts payable                                                                               5,346             8,842
    Accrued income taxes                                                                             216               735
    Accrued expenses                                                                              11,106            15,912
    Current portion of long-term debt                                                              7,702             7,977
                                                                                           --------------    --------------
Total current liabilities                                                                         34,310            57,251

Long-term debt, net of current portion                                                            42,288            48,892

Convertible subordinated debentures payable to stockholders                                        7,021             7,258

Deferred income taxes                                                                              3,445             3,975

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
      no shares issued or outstanding                                                                  -                 -
    Common stock, $.01 par value, 25,000,000 shares authorized,
      11,543,349 and 11,565,599 shares issued                                                        115               116
    Class B common stock, $.01 par value, 1,750,000 shares authorized,
      no shares issued or outstanding                                                                  -                 -
    Additional paid-in capital                                                                    37,524            37,622
    Retained earnings                                                                             19,248            26,861
    Less 3,634,385 common shares held in treasury, at cost                                       (40,511)          (40,511)
                                                                                           --------------    --------------
Total stockholders' equity                                                                        16,376            24,088
                                                                                           --------------    --------------
                                                                                           $     103,440     $     141,464
                                                                                           ==============    ==============


Note:  The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated balance sheet at that date.

                                    See notes to interim consolidated financial statements


                                                        PlayCore, Inc.
                             Consolidated Interim Statements of Operations and Retained Earnings
                                                         (unaudited)
                                           (in thousands, except per share amounts)
                                          Three months        Nine months      Three months       Nine months
                                              ended              ended             ended             ended
                                          September 30,      September 30,     September 30,     September 30,
                                              1998               1998              1999              1999
                                          --------------     --------------    --------------    --------------
Net sales                                 $      29,533      $      91,646     $      53,143     $     146,571
Cost of goods sold                               16,267             47,814            31,396            82,823
Gross profit                                     13,266             43,832            21,747            63,748
Operating expenses:
    Selling                                       7,517             19,655            10,956            27,489
    General and administrative                    2,232              7,389             6,359            15,412
                                          --------------     --------------    --------------    --------------
    Amortization of intangible assets               536              1,573               646             1,879
                                                 10,285             28,617            17,961            44,780
                                          --------------     --------------    --------------    --------------
Operating income                                  2,981             15,215             3,786            18,968

Other expense:
    Interest expense                              1,852              5,800             2,175             6,321
    Other, net                                      122                258                90               239
                                          --------------     --------------    --------------    --------------
Total other expense                               1,974              6,058             2,265             6,560
                                          --------------     --------------    --------------    --------------

Income before income taxes                        1,007              9,157             1,521            12,408
Income tax expense                                  475              3,580               605             4,795
                                          --------------     --------------    --------------    --------------

Net income                                          532              5,577               916             7,613

Retained earnings at beginning of period         19,617             14,572            25,945            19,248
                                          --------------     --------------    --------------    --------------

Retained earnings at end of period        $      20,149      $      20,149     $      26,861     $      26,861
                                          ==============     ==============    ==============    ==============

Earnings per share:
    Basic                                 $        0.07      $        0.71     $        0.12     $        0.96
    Diluted                                        0.06               0.59              0.10              0.77


                                    See notes to interim consolidated financial statements


                                 PlayCore, Inc.
                  Consolidated Interim Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)
                                                                                Nine months       Nine months
                                                                                   ended             ended
                                                                               September 30,     September 30,
                                                                                   1998              1999
                                                                               --------------    --------------
Operating activities
Net income                                                                     $       5,577     $       7,613
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Amortization of debt discount                                                       274               274
     Deferred income taxes                                                             1,195             1,350
     Depreciation                                                                      1,837             2,324
     Amortization of intangible assets                                                 1,573             1,879
     Interest converted to convertible subordinated debentures                           292               237
     Changes in operating assets and liabilities                                      (5,619)          (12,436)
                                                                               --------------    --------------

Net cash provided by operating activities                                              5,129             1,241

Investing activities
Purchase of property, plant and equipment                                             (2,048)           (5,970)
Acquisitions, including transaction costs and net of cash acquired                      (590)          (14,742)
                                                                               --------------    --------------

Net cash used in investing activities                                                 (2,638)          (20,712)


Financing activities
Increase in revolving loan                                                             4,360            13,845
Issuances of long-term debt                                                              536            10,323
Debt issuance costs incurred                                                            (191)             (843)
Proceeds from issuance of common stock                                                     6                99
Payments of long-term debt                                                            (7,514)           (3,716)
                                                                               --------------    --------------
Net cash (used in) provided by financing activities                                   (2,803)           19,708
                                                                               --------------    --------------

(Decrease) increase in cash                                                             (312)              237
Cash at beginning of period                                                              677               487
                                                                               --------------    --------------

Cash at end of period                                                          $         365     $         724
                                                                               ==============    ==============
Supplemental disclosure of cash flows information-
cash paid during period for:

Interest                                                                       $       5,607     $       6,127
Income taxes, net of refunds received                                                    134             2,182


                                    See notes to interim consolidated financial statements

                                 PlayCore, Inc.
               Notes to Interim Consolidated Financial Statements
                                    Unaudited
                                 (in thousands)
                               September 30, 1999


1.   Basis of presentation of unaudited consolidated financial statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three months      Nine months      Three months       Nine months
                                                                    ended            ended             ended             ended
                                                                September 30,    September 30,     September 30,     September 30,
                                                                    1998             1998              1999              1999
                                                                -------------    -------------     -------------     -------------
     Numerator:
       Numerator for basic and diluted earnings per share -
         net income                                            $          532    $       5,577     $         916     $      7,613
       Effect of diluted securities -
         10% convertible subordinated debentures                            -              285               113               330

       Numerator for diluted earnings per share                 $         532    $       5,862     $       1,029     $       7,943
                                                                -------------    -------------     -------------     -------------
     Denominator:
       Denominator for basic earnings per share -
         weighted average shares                                        7,909            7,909             7,912             7,911
       Effect of diluted securities:
         Employee stock options(treasury stock
           method)                                                         42               42               407               236
         Warrants                                                         620              620               644               634
         10% convertible subordinated debentures                            -            1,298             1,515             1,496
                                                                -------------    -------------     -------------     -------------
       Denominator for diluted earnings per share                       8,571            9,869            10,478            10,277


3.   Inventories

       Inventories consisted of the following:

                                                                December 31,     September 30,
                                                                   1998              1999
                                                                -------------    -------------
       Finished goods and work in process                       $       7,153    $      10,168
          Raw materials                                                 4,601           10,454
                                                                -------------    -------------
                                                                $      11,754    $      20,622
                                                                =============    =============

                                 PlayCore, Inc.
          Notes to Interim Consolidated Financial Statements(continued)


4.   Acquisition

          On February 16, 1999, the Company acquired all of the capital stock of Heartland Industries, Inc. (Heartland), a maker of backyard wooden storage buildings, for approximately $13,605 (including the repayment of certain indebtedness of Heartland), subject to adjustments as defined in the Agreement and Plan of Merger. Heartland has a national network of company-owned sales branches and independent dealers to sell its products, which include backyard wooden storage buildings and custom-built garages.

          The acquisition was accounted for using the purchase method of accounting and the total purchase cost was allocated first to assets and liabilities based upon their respective fair market values, with the remainder allocated to goodwill. The allocation of the purchase price reflected in the financial statements is based on estimates and may differ from the final allocation.


5.   Segment Reporting

                                               Commercial   Consumer      Total
                                               ----------   --------      -----
        Three months ended September 30, 1998
     Revenues from external customers            $ 24,253    $ 5,280    $ 29,533
     Segment profit                                 1,499       (967)        532


        Nine months ended September 30, 1998
     Revenues from external customers              56,667     34,979      91,646
     Segment profit                                 3,534      2,043       5,577


        Three months ended September 30, 1999
     Revenues from external customers              27,252     25,891      53,143
     Segment profit                                 1,672       (756)        916


        Nine months ended September 30, 1999
     Revenues from external customers              63,840     82,731     146,571
     Segment profit                                 4,948      2,665       7,613
     Segment assets                                76,902     64,562(a)  141,464


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

Results of Operations:

On February 16, 1999, the Company acquired all of the capital stock of Heartland Industries, Inc. "Heartland", a maker of backyard wooden storage buildings. The acquisition of Heartland was accounted for using the purchase method. Therefore, the results of Heartland are included with those of the Company beginning with the date of acquisition.

Three  months  ended September 30, 1999, compared  to  the  three  months  ended
--------------------------------------------------------------------------------
September 30, 1998.
------------------

Net Sales. Net sales increased $23.6 million, or 79.9 percent, to $53.1 million for the three months ended September 30, 1999, compared to $29.5 million for the same period a year ago. Sales of the Company's consumer products increased $20.6 million, or 390.4 percent, to $25.9 million for the three months ended September 30, 1999, compared to $5.3 million for the same period a year ago. The increase in consumer product sales is primarily due to inclusion of Heartland sales for the three months ended September 30, 1999. Sales of the Company's commercial products increased by $3.0 million, or 12.4 percent, to $27.3 million for the three months ended September 30, 1999 as compared to $24.3 million in the same period a year ago. The increase in commercial products sales was primarily due to the growth in the overall commercial market which benefited from new playground equipment safety standards and strong demographic trends.

Gross Profit. Gross profit increased $8.4 million, or 63.9 percent, to $21.7 million but decreased as a percentage of net sales to 40.9 percent for the three months ended September 30, 1999, compared to $13.3 million and 44.9 percent of net sales for the same period a year ago. The overall increase in amount and the decrease in the gross profit margin were primarily caused by the inclusion of Heartland's wooden storage building sales for the third quarter of 1999. Heartland's products have a lower profit margin than playground equipment.

Selling Expense. Selling expenses increased $3.5 million, or 45.7 percent, to $11.0 million but decreased as a percentage of net sales to 20.6 percent for the three months ended September 30, 1999 as compared to $7.5 million and 25.5 percent of net sales for the same period a year ago. The dollar increase was primarily due to the inclusion of Heartland's selling expenses for the third quarter of 1999. The decrease as a percentage of net sales was caused by the impact of higher sales volume on fixed selling expenses and the lower selling costs as a percentage of net sales associated with wooden storage building sales.

General and Administrative Expenses. General and administrative expenses increased $4.2 million, or 184.9 percent, to $6.4 million and increased as a percentage of net sales to 12.0 percent for the three months ended September 30, 1999 as compared to $2.2 million and 7.6 percent of net sales for the same period in 1998. The dollar increase was primarily due to the inclusion of Heartland's general and administrative expenses in the three months ended September 30, 1999. The increase as a percentage of net sales was mainly due to higher general and administrative expenses as a percentage of net sales associated with wooden storage building sales.

Amortization of Intangible Assets. Amortization of financing fees, goodwill and other identifiable intangible assets was $0.6 million for the three months ended September 30, 1999 as compared to $0.5 million for the same period a year ago. Additional amortization resulted from the goodwill and financing fees associated with the Heartland acquisition.

Other Expense. Interest expense was $2.2 million for the three months ended September 30, 1999 as compared to $1.9 million for the same period in 1998. The increase in interest expense was due to the additional debt that was incurred in connection with the Heartland acquisition on February 16, 1999.

Nine  months  ended  September  30,  1999,  compared  to the nine  months  ended
--------------------------------------------------------------------------------
September 30, 1998.
------------------

Net Sales. Net sales increased $55.0 million, or 59.9 percent, to $146.6 million for the nine months ended September 30, 1999 as compared to $91.6 million in the same period a year ago. Sales of the Company's consumer products increased $47.7 million, or 136.5 percent, to $82.7 million for the nine months ended September 30, 1999 as compared to $35.0 million for the same period in 1998. The increase in sales was attributable to the inclusion of Heartland's sales from February 16, 1999 through September 30, 1999. Sales of the Company's commercial products increased $7.1 million, or 12.7 percent, to $63.8 million for the nine months ended September 30, 1999 as compared to $56.7 million for the same period a year ago. Sales of the Company's commercial products continue to benefit from growth in the commercial market driven by the impact of new playground equipment safety standards and strong demographics trends.

Gross Profit. Gross profit increased $19.9 million, or 45.4 percent, to $63.7 million but declined as a percentage of net sales to 43.5 percent for the nine months ended September 30, 1999 as compared to $43.8 million and 47.8 percent of net sales for the same period a year ago. The primary reason for the decrease in gross profit margin was the impact of Heartland's wooden storage building sales, which have a lower profit margin than consumer and commercial playground equipment.

Selling Expense. Selling expenses increased $7.8 million, or 39.9 percent, to $27.5 million but decreased as a percentage of net sales to 18.8 percent for the nine months ended September 30, 1999 as compared to $19.7 million and 21.4 percent of net sales for the same period a year ago. The dollar increase was primarily due to the inclusion of Heartland's selling expenses for the period February 16, 1999 through September 30, 1999. The decrease as a percentage of net sales was attributable to the impact of higher sales volume on fixed selling expenses and the lower selling costs as a percentage of net sales associated with wooden storage building sales.

General and Administrative Expenses. General and administrative expenses increased $8.0 million, or 108.6 percent, to $15.4 million and increased as a percentage of net sales to 10.5 percent for the nine months ended September 30, 1999 as compared to $7.4 million and 8.1 percent of net sales for the same period a year ago. The increase as a percentage of net sales was mostly due to the impact of higher general and administrative expenses as a percentage of net sales related to wooden storage building sales.

Amortization of Intangible Assets. Amortization of financing fees, goodwill and other identifiable intangible assets was $1.9 million for the nine months ended September 30, 1999 as compared to $1.6 million for the same period in 1998. The increase in amortization was a result of the goodwill and financing fees associated with the Heartland acquisition.

Other Expenses. Interest expense increased $0.5 million to $6.3 million for the nine months ended September 30, 1999 as compared to $5.8 million for the same period a year ago. The increase in interest expense was due to the additional debt incurred in connection with the Heartland acquisition.

Seasonality

The Company's historical sales pattern is seasonal and is concentrated in the period from April 1 through September 30 (approximately 60 percent). The timing of initial stocking orders and fluctuations in customer demand through the spring and summer months contribute to this pattern.

Liquidity and Capital Resources

On February 16, 1999, the Company acquired all of the capital stock of Heartland Industries, Inc. for approximately $13.6 million (including the repayment of certain indebtedness of Heartland), subject to certain post-closing adjustments, as provided in the Agreement and Plan of Merger. The acquisition was financed by amending and restating the Company's existing senior credit facility.

The Company's primary sources of working capital are cash flows from operations and borrowings under PlayCore Wisconsin, Inc.'s senior credit facility, which was entered into in March 1997, amended in February 1999, and runs through June 2003. PlayCore Wisconsin, Inc. is a wholly-owned subsidiary of the Company. The PlayCore Wisconsin facility consists of (a) a $28.0 million revolving credit facility; (b) a $38.0 million Term A facility and (c) a $9.0 million Term B facility. The entire facility is guaranteed by PlayCore, Inc. and secured by a first priority mortgage or security interest in all of PlayCore Wisconsin's tangible and intangible assets, as well as the pledge of all of the outstanding shares of PlayCore Wisconsin common stock. In addition, the Company and PlayCore Wisconsin are subject to certain restrictive covenants, which include, among other things, a general restriction on the payment of dividends and a limitation on additional indebtedness.

Borrowing availability under the PlayCore Wisconsin revolving credit facility is limited to specified percentages of qualified inventories and accounts receivable, not to exceed $28.0 million. At September 30, 1999, the outstanding amount of the revolving loan facility was $23.8 million, and the remaining availability was approximately $1.4 million.

The Company made capital expenditures totaling approximately $6.0 million in the nine months ended September 30, 1999. Approximately $3.6 million of this total was spent on an expansion of the GameTime facility in Fort Payne, Alabama. This expansion provides needed additional capacity to meet projected sales growth and also allows for better workflow through the facility. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and anticipated future capacity for borrowing will be sufficient to fund current business operations as well as anticipated future capital expenditures and growth opportunities.

Impact of Year 2000

Certain of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, these older computer programs could misinterpret a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications with this defect could fail or create erroneous results.

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

The following chart is a summary of our Year 2000 compliance schedule target dates:

                                          Resolution Phases
      -------------------------------------------------------------------------------------------------------
                            Assessment        Remediation           Testing               Implementation
      -------------------------------------------------------------------------------------------------------
 E      Information       100% Complete     100% Complete         100% Complete          100% Complete
 X      Technology
 P    -------------------------------------------------------------------------------------------------------
 O     Operating          100% Complete     100% Complete         100% Complete          100% Complete
 S     Equipment
 U     with
 R     Embedded
 E     Chips
       or software
      -------------------------------------------------------------------------------------------------------
 T
 Y     Products           100% Complete     100% Complete         100% Complete          100% Complete
 P
 E    -------------------------------------------------------------------------------------------------------

       3rd Party          100% Complete     90% Complete          90% Complete           90% Completion
       Suppliers and
       customers
                                            Expected              Expected               Expected
                                            completion date is    completion date is     completion date is
                                            December 1999         December 1999          December 1999

      -------------------------------------------------------------------------------------------------------



We believe our Year 2000  compliance  will be  completed  on  schedule,  but the schedule is based on a number of factors and assumptions. These assumptions include the accuracy and completeness of responses by third parties to our inquires and the availability of skilled personnel to complete the compliance work. The compliance schedule could be adversely impacted if any of the factors and assumptions are incorrect. We cannot give assurance that our Year 2000 compliance projects will be completed on schedule or that we will not uncover Year 2000 issues that could create a material impact on the operation of the Company. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially and adversely affect the Company. The Company could be subject to litigation for computer system failures, equipment shutdowns or improperly dated business records. The amount of such potential liability and lost revenue cannot be reasonably estimated at this time.

The Company is in the process of working with third party vendors and customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 1999. Although management believes a significant interruption in our suppliers and customers activities (due to Year 2000 issues) is unlikely, such an interruption could have a material impact on our financial results.

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

The Company's swap agreement in place at December 31, 1998 had a notional amount of $20.0 million and ran through June 11, 2000. The agreement required the Company to pay interest at a defined fixed rate of 6.11 percent while receiving interest at a defined variable rate of three-month LIBOR (5.24 percent at December 31, 1998). This swap effectively converted $20.0 million of the Company's Term Loan A to a fixed rate. The additional net interest expense recorded in 1998 as a result of the swap agreement was not material. At December 31, 1998, the swap agreement had a negative fair market value of approximately $0.3 million as determined by the lender. In connection with the amendment of the Company's senior credit facility in February 1999, the swap agreement was terminated. The Company expects to enter into a new swap agreement with a $20.0 million notional amount before the end of the fourth quarter of 1999.

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


                                        PlayCore, Inc.



Date:  November 10, 1999                /s/ Richard E. Ruegger
                                        -----------------------------------
                                        Richard E. Ruegger,
                                        Vice President-Finance
                                        and Chief Financial Officer
                                        (Duly authorized officer and Principal
                                        Financial and Accounting Officer)