Form 10-K
period 1999-12-31
PLAYCORE INC
filed 2000-03-28
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
      Title of each class                         which registered
      -------------------                     -------------------------
             N/A                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common stock,
                            par value $.01 per share
                            ------------------------
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X__         No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates as of March 13, 2000 was $20,917,544 (excludes shares held by directors and officers of registrant). This is based on the closing price of the common stock on the AMEX
- American Stock Exchange.

At March 13, 2000, there were 7,957,104 shares of common stock outstanding.

Part III incorporates information by reference from the Proxy Statement to be filed in connection with the registrant's 2000 annual meeting of stockholders.

Special Note Regarding Forward-Looking Statements

Certain matters discussed herein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described below or in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Factors that could cause actual events or results to differ from the Company's forward-looking statements include but are not limited to the following:

o Increased competition from the Company's existing competitors or from the entry of new competitors into the markets in which the Company sells its products;
o Decreased demand for the Company's product due to a decline in overall economic activity affecting the overall sales rate in the markets in which the Company sells its products;
o Increased prices for wood, plastic, steel, paint, fasteners or other raw materials used in the Company's products; o Decreased demand for the Company's products due to inclement weather affecting the overall sales rate in the markets in which the Company sells its consumer products; and
o Changes in the regulations governing the design and use of the Company's products, particularly its commercial products.


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

On March 13, 1997, PlayCore Wisconsin acquired all of the issued and outstanding shares of GameTime, Inc., an Alabama corporation. Immediately following the acquisition on March 13, 1997, GameTime, Inc. merged into PlayCore Wisconsin.

The Company's commercial playground systems are primarily sold under the brand name GameTime(R). GameTime(R) is one of the leading manufacturers and marketers of modular and custom commercial outdoor playground equipment in the world. GameTime(R) markets its playground systems and components to municipalities, schools, park districts and other playground equipment users through a network of independent representatives. The Company's consumer playground systems are primarily sold under the brand name Swing-N-Slide(R). The Swing-N-Slide(R) product line is marketed through more than 6,000 home center, building supply and hardware stores located in North America and the rest of the world.

On February 16, 1999, the Company acquired all of the capital stock of Heartland Industries, Inc. ("Heartland"), a maker of wooden storage buildings, for approximately $13.6 million (including the repayment of certain indebtedness of Heartland). Heartland markets its products through a national network of company-owned sales branches and independent dealers. Its products include yard barns and custom-built garages.

Products and Markets

Commercial Playground Systems

As mentioned previously, on March 13, 1997, PlayCore Wisconsin acquired the stock and business of GameTime, Inc. ("GameTime"), a leading manufacturer of commercial playground equipment.

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

GameTime(R)'s products contain many unique proprietary components. Examples of these include MegaLoc(R), a clamp which maximizes strength while minimizing installation error; Bigfoot(R), a large three-in-one slide; Megarock(R), a freeform multiple use climber; and PlayGraphics(R), graphics which are molded into GameTime(R)'s products.

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

In 1994, a new line of wooden commercial playground systems sold under the Tuff Kids(TM) brand name was added to the Swing-N-Slide(R) product line. This is a complete playground system targeted at small to medium-size applications such as day care centers, churches, campgrounds and schools. Installation options for
Tuff Kids(TM) commercial playgrounds range from do-it-yourself to full installation by a contractor. The Tuff Kids(TM) line is sold through the same distribution channels as Swing-N-Slide(R)'s consumer playground systems. There are five basic models of the Tuff Kids(TM) commercial units. A key feature of the Tuff Kids(TM) system is the modular design, which simplifies future expansion.

Consumer Playground Systems and Wooden Storage Buildings

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

In February 1999, the Company acquired all of the capital stock of Heartland. After the acquisition was completed, the Company developed a new product line of premium backyard play systems sold under the Heartland brand name. The product line includes several modular units that are available in a variety of combinations, typically consisting of a play fort with multiple decks, a wave slide, tube slides, and a variety of swing set combinations and monkey bars. The play systems are sold through several of Heartland's company-owned sales branches.

Heartland is also a manufacturer of wooden storage products such as yard barns, custom-built garages and weekender cabins. Yard barns are essentially wooden storage sheds commonly used by homeowners to store items such as lawn and garden equipment and outdoor furniture. In 1999, yard barns accounted for approximately 82 percent of Heartland's sales. Heartland offers a wide range of options on each yard barn, garage and weekender cabin that allows for customization during the building and design process through the use of over 300 size and style combinations. Heartland has a national network of company-owned sales branches and independent dealers to sell its products.

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

Customers

GameTime(R)'s commercial playground systems are sold through a network of independent sales representatives directly to city and county governments, nursery, elementary and middle schools, and building contractors.

Because the Company's Swing-N-Slide consumer playground systems products are mainly designed for the do-it-yourself consumer, and because its kits require lumber, almost all of the Company's consumer playground systems sales are made to home center and building supply retailers such as 84 Lumber, Home Depot, Lowes, and Payless Cashways, and hardware stores which carry lumber such as Ace Hardware and HWI. The Company estimates the total number of retail outlets that carry the Company's Swing-N-Slide(R) product line at approximately 6,000.

Heartland sells its backyard wooden storage products and play systems through a national network of company-owned retail locations and independent dealers. The products are sold directly to consumers.

Manufacture and Assembly

The Company's commercial playground systems, with the exception of the Tuff Kids(TM) product line, are manufactured at two facilities located in Fort Payne, Alabama. The Company owns these facilities. The Company also leases a 3.5-acre parcel of land in Crystal Springs, Georgia on which a wood-processing facility is located. In addition, the Company leases a facility totaling approximately 7,000 square feet located in Charlotte, North Carolina where the Pentes product line is designed.

All of the Company's Swing-N-Slide consumer play systems and the Tuff Kids(TM) commercial product line are manufactured, assembled and packaged at two locations located in Janesville, Wisconsin. These facilities were designed specifically to assemble, package and warehouse the Swing-N-Slide(R) product line. These facilities and the Company's production processes are designed to promote maximum production flexibility. The plant has multiple production lines, which enable the Company to produce varying quantities of products or change production runs depending on customer demand.

The Company's wooden storage products and the Heartland consumer play systems are manufactured at three facilities. The largest is a facility located in Indianapolis, Indiana. The two other manufacturing facilities are located in Charleston, South Carolina and Dixon, California.

The Company anticipates that its various facilities will have sufficient capacity for at least the next twenty-four months.

The Company typically notifies the suppliers of its primary raw materials, such as steel, paint, wood, aluminum and polyethylene, of its projected annual requirements in the fall of each year, and coordinates shipments of such materials with its suppliers throughout the year. Management believes that alternate sources of supply are readily available for substantially all raw materials and components. The Company believes that it currently has an adequate supply of raw materials and components. Imports represent an insignificant portion of the Company's raw materials.

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

The market for backyard wooden storage products is also highly competitive. The Company faces competition from manufacturers of metal and plastic storage products. Arrow Group Industries is a major manufacturer and marketer of metal storage buildings. Other competitors include Handy Home Products, a manufacturer of do-it-yourself wooden storage buildings, and Tuff Shed, a manufacturer of installed wooden storage buildings. Heartland competes on the basis of design, quality, price and brand name recognition.

Seasonality and Backlog

         The Company's sales pattern is seasonal and is concentrated in the period from April 1 through September 30. For the years ended December 31, 1997, 1998 and 1999, approximately 67 percent, 58 percent and 60 percent, respectively, of the Company's net sales occurred between April 1 and September
30. The amount of backlog existent at any one time is not a significant factor and normally does not exceed 10 percent of annual sales.

         Typically, indebtedness under the Company's revolving credit facility increases during the first and second quarters, primarily as a result of increased working capital needs to meet the seasonal increase in production. The Company offers a first order-dating program to its larger consumer playground systems customers, which results in April and May being the peak months for borrowing.

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

The Company is subject to the environmental laws and regulations of the United States and the States of Wisconsin, Alabama, California, Indiana and South Carolina, as well as local ordinances. The Company has established procedures for maintaining environmental law compliance, including procedures for the disposal of limited quantities of hazardous waste, with United States Environmental Protection Agency ("EPA") licensed haulers and recyclers. The Company also incurs on-going costs in monitoring compliance with environmental laws and in connection with disposal of non-hazardous waste materials. Costs for environmental compliance and waste disposal have not traditionally been material to the Company. However, environmental laws and regulations imposed through the EPA and state environmental agencies nationwide are becoming more stringent and could result in higher costs for the Company and its competitors in the future.

In  general,   the  Company  has  not  experienced   difficulty  complying  with
governmental regulations, and compliance has not had a material effect on the Company's business.

Employees

At December 31, 1999, the Company had 1,062 full-time employees consisting of 290 sales and marketing employees, 185 employees involved in administration and 587 employees engaged in manufacturing and assembling. During peak production months, such as March, the Company hires approximately 135 additional temporary employees for manufacture and assembly. None of the full-time or temporary employees are represented by a union. The Company has never experienced a work stoppage or slowdown.

Item 2 - Properties
-------------------

The Company's commercial playground systems manufacturing facilities are located in Fort Payne, Alabama. The facilities consist of a 350,000 square foot building and a 25,000 square foot building on approximately 78 acres.
All land and facilities are owned by the Company.

The Company's manufacturing and distribution facilities for the Swing-N-Slide consumer playground systems and its leased corporate offices are located in Janesville, Wisconsin. The facilities consist of two buildings, one approximately 132,000 square feet and the other approximately 30,000 square feet, both located on approximately twenty-six acres. All land and facilities are owned by the Company. Substantially all the Company's owned real property is mortgaged to its senior lenders.

The Company has a non-cancelable operating lease through 2002 for an approximately 92,000 square foot building that acts as the distribution center for the Swing-N-Slide(R) product line. In addition, since March, 1997 the Company has leased approximately 20,000 square feet of warehouse space pursuant to a year-to-year lease. These facilities are located in Janesville, Wisconsin, and are expected to provide sufficient storage space for an adequate supply of the Company's products to meet demand. In addition, the Company leases a 3.5-acre parcel of land in Crystal Springs, Georgia on which a wood-processing facility is located and leases a 7,000 square foot facility in Charlotte, North Carolina where the Pentes product line is designed.

The Company's wooden storage product line and the Heartland consumer play systems are manufactured at three locations. The largest facility is located in Indianapolis, Indiana and is 108,000 square feet. The two other manufacturing facilities are located in Charleston, South Carolina and Dixon, California and are 9,000 square feet and 11,500 square feet, respectively. All three facilities are leased by the Company.

Item 3 - Legal Proceedings
--------------------------

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

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1999.

                                     Part II
                                     -------

Item 5-Market for the Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

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

                           1998                            1999
                  -----------------------        ----------------------
                     High       Low                High          Low
                  -----------------------        ----------------------
1st Quarter         4-3/8       3-3/8              5-5/8         4-1/4
2nd Quarter         4-15/16     3-5/8              6-1/2         4-3/4
3rd Quarter         4-1/2       3-11/16            9             5-5/8
4th Quarter         5-1/4       3-1/2             10-3/4         6-3/8

------------------------

As of March 13, 2000, there were 80 record holders and approximately 1,000 beneficial owners of PlayCore's common stock.

There have been no dividends paid to stockholders since the formation of PlayCore in January 1992. Under the terms of the Company's senior credit facility, PlayCore and PlayCore Wisconsin are generally prohibited from paying dividends to stockholders.

Item 6 -Selected Financial Data

                                                                 Year Ended December 31
                                             ----------------------------------------------------------------
                                                 1995        1996        1997        1998           1999
                                             ----------------------------------------------------------------
                                                           (in thousands, except per share amounts)
Statement of income data:
Net sales....................................    $45,077     $41,872     $89,494     $114,792     $191,936
Gross profit.................................     21,902      20,544      40,901       53,374       79,202
Operating income.............................     11,131       9,618      11,573       15,574       21,159
Income before income taxes and
   extraordinary item........................      6,727       3,050       3,307        7,696       11,591
Extraordinary item...........................          -           -        (860)           -            -
Net income...................................      4,127       1,570       1,177        4,676        7,086

Per common share:
Basic:
   Income before extraordinary item..........      $0.67       $0.26       $0.29        $0.59        $0.89
   Extraordinary item........................          -           -       (0.12)           -            -
   Net income................................      $0.67       $0.26       $0.17        $0.59        $0.89

Diluted:
   Income before extraordinary item..........      $0.67       $0.26       $0.28        $0.51        $0.73
   Extraordinary item........................          -           -       (0.10)           -            -
   Net income................................      $0.67       $0.26       $0.18        $0.51        $0.73

Balance sheet data(at period end):

Working capital deficit......................       ($81)    ($1,525)    ($2,242)       ($723)     ($3,353)
Total assets.................................     44,585      46,264     101,165      103,440      140,311
Total debt   (1).............................     41,738      41,498      72,531       66,951       87,682
Total stockholders' equity (deficit).........       (796)        789      11,694       16,376       23,631


(1)  Includes revolving loan and current and long-term portions of debt and capital leases

Item  7-Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following is a comparison of the results of operations of the Company for the year ended December 31, 1999, with the results of operations for the year ended December 31, 1998, and of the results of operations for the year ended December 31, 1998, with the results of operations for the year ended December 31, 1997.

On February 16, 1999, the Company acquired all of the capital stock of Heartland, a maker of backyard storage buildings. The acquisition of Heartland was accounted for using the purchase method. Therefore, the results of Heartland are included with those of the Company beginning with the date of acquisition.

Results of Operations:

Year ended December 31, 1999, compared to the year ended December 31, 1998.

Net Sales. Net sales increased $77.1 million, or 67.2 percent, to $191.9 million for the year ended December 31, 1999 as compared to $114.8 million for the year ended December 31, 1998. Sales of the Company's consumer products increased $67.0 million, or 166.3 percent, to $107.3 million for the year ended December 31, 1999 as compared to $40.3 million for the same period a year ago. This increase in sales was mainly attributable to the inclusion of Heartland's sales from February 16, 1999, the date of its acquisition, through December 31, 1999. Sales of the Company's commercial products increased $10.2 million, or 13.6 percent, to $84.7 million for the twelve months ended December 31, 1999 as compared to $74.5 million for the same period a year ago. Sales of the Company's commercial products continue to benefit from growth in the commercial market driven by strong demographic trends and the impact of new playground equipment safety standards.

Gross Profit. Gross profit increased $25.8 million, or 48.4 percent, to $79.2 million but decreased as a percentage of net sales to 41.3 percent for the year ended December 31, 1999 as compared to $53.4 million and 46.5 percent for the year ended December 31, 1998. The primary reason for the decrease in gross profit margin was the impact of Heartland's wooden storage building sales, which have a lower profit margin than consumer and commercial playground equipment. Gross profit for the Company's consumer products segment increased $22.1 million, or 125.5 percent, to $39.7 million but decreased as a percentage of net sales to 37.0 percent for the year ended December 31, 1999 as compared to $17.6 million and 43.8 percent for the same period a year ago. Gross profit for the Company's commercial products segment increased $3.7 million, or 10.4 percent, to $39.5 million but decreased as a percentage of net sales to 46.7 percent for the year ended December 31, 1999 as compared to $35.8 million and 47.9 percent for the year ended December 31, 1998. The decrease in the gross profit margin of the commercial products was mainly due to manufacturing inefficiencies during the peak production season caused by the increased use of temporary employees and costs related to the expansion of the production facility.

Selling Expenses.  Selling and marketing  expenses  increased $10.3 million,  or
40.8 percent, but decreased as a percentage of net sales to 18.4 percent for the year ended December 31, 1999 as compared to $25.1 million and 21.9 percent of net sales for the same period a year ago. The dollar increase was primarily due to inclusion of Heartland's selling expenses for the period February 16, 1999 through December 31, 1999. The decrease as a percentage of net sales was attributable to the impact of higher sales volume on fixed selling expenses and the lower selling costs as a percentage of net sales associated with wooden storage building sales. Selling expenses for the Company's consumer products increased $8.3 million, or 105.1 percent, to $16.2 million for the year ended December 31, 1999 as compared to $7.9 million for the year ended December 31, 1998. Selling expenses for the Company's commercial products increased $2.0 million, or 11.1 percent, to $19.2 million for the year ended December 31, 1999 as compared to $17.2 million for the same period a year ago.

General and Administrative Expenses. General and administrative expenses increased $9.3 million, or 88.2 percent, to $19.9 million and increased as a percentage of net sales to 10.4 percent for the twelve months ended December 31, 1999 as compared to $10.6 million and 9.2 percent for the twelve months ended December 31, 1998. The dollar increase was primarily due to the inclusion of Heartland's general and administrative expenses for the period February 16, 1999 through December 31, 1999. The increase as a percentage of net sales was mostly due to the impact of higher general and administrative expenses as a percentage of net sales related to wooden storage building sales.

Amortization of Intangible Assets. Amortization of financing fees, goodwill and other identifiable intangible assets was $2.8 million for the year ended December 31, 1999 as compared to $2.1 million for the year ended December 31, 1998. The increase in amortization was a result of the goodwill and financing fees associated with the Heartland acquisition.

Other Expenses. Interest expense increased $1.4 million to $8.9 million for the year ended December 31, 1999. The increase in interest was mainly due to the additional debt incurred in connection with the Heartland acquisition.

Year ended December 31, 1998, compared to the year ended December 31, 1997.

Net Sales. Net sales increased by $25.3 million, or 28.3 percent, to $114.8 million for the year ended December 31, 1998 as compared to $89.5 million for the year ended December 31, 1997. The primary reasons for the increase in sales were the inclusion of GameTime(R) sales for the entire twelve months of 1998 versus the inclusion of GameTime(R) sales from the date of acquisition, March 13, 1997, through December 31, 1997, and the growth in sales of commercial playground equipment. The growth in commercial playground sales was mainly attributable to the impact of new playground equipment safety standards. Sales of the Company's consumer products also increased by $3.9 million, or 10.8 percent, to $40.3 million for the year ended December 31, 1998 as compared to $36.4 million for the same period a year ago. This sales increase was driven by new product introductions, expanded sales with major retailers and enhanced marketing programs.

Gross Profit. Gross profit increased $12.5 million, or 30.5 percent, to $53.4 million andincreased as a percentage of net sales to 46.5 percent for the year ended December 31, 1998 as compared to $40.9 million and 45.7 percent for the same period a year ago. The main reasons for the increase in gross profit margin were the impact of higher sales volume on fixed costs and improved manufacturing efficiencies. Gross profit for the Company's commercial products segment increased $11.0 million, or 44.5 percent, to $35.8 million for the year ended December 31, 1998 as compared to $24.8 million for the period March 13, 1997 to December 31, 1997. Gross profit for the Company's consumer products segment increased $1.5 million, or 9.0 percent, to $17.6 million for the year ended December 31, 1998 as compared to $16.1 million for the twelve months ended December 31, 1997.

Selling Expenses. Selling and marketing expenses increased $7.3 million, or 41.0 percent, to $25.1 million and increased as a percentage of net sales to 21.9 percent for the year ended December 31, 1998 as compared to $17.8 million and
19.9 percent for the year ended December 31, 1997. The dollar increase was primarily due to the inclusion of GameTime(R)'s selling and marketing expenses for the entire twelve months of 1998. The increase as a percentage of net sales was mainly due to the higher selling costs as a percentage of net sales inherent in commercial playground equipment sales. Selling expenses for the Company's commercial products increased $5.0 million, or 41.1 percent, to $17.2 million for the year ended December 31, 1998 as compared to $12.2 million for the period March 13, 1997 to December 31, 1997. Selling expenses for the Company's consumer products increased $2.3 million, or 40.8 percent, to $7.9 million for the year ended December 31, 1998 as compared to $5.6 million for the same period a year ago. This increase was mainly due to the additional selling costs associated with increased sales and enhanced marketing programs.

General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 10.0 percent, to $10.6 million but decreased as a percentage of net sales to 9.2 percent for the year ended December 31, 1998 as compared to $9.6 million and 10.7 percent for the same period a year ago. The dollar increase was primarily due to the inclusion of GameTime(R)'s general and administrative expenses for the full twelve months in 1998. The decrease as a percentage of net sales was primarily due to the impact of higher sales volume on fixed general and administrative expenses.

Amortization of Intangible Assets. Amortization of financing fees, goodwill, and other identifiable intangible assets was $2.1 million for the year ended December 31, 1998 as compared to $1.9 million for the year ended December 31, 1997. Additional amortization resulted from goodwill, identifiable intangible assets and financing fees associated with the GameTime(R) acquisition for a full twelve months in 1998.

Other Expenses. Interest expense increased $49,000 to $7.5 million for the twelve months ended December 31, 1998. The increase in interest expense was due to the additional debt that was incurred in connection with the GameTime(R) acquisition in March 1997.

Other expense decreased to $0.3 million for the year ended December 31, 1998 from $0.8million for the same period a year ago. In 1997, other expense included costs related to the settlement of stockholder lawsuits.

Liquidity and Capital Resources

The Company's primary sources of working capital are cash flows from operations and borrowings under PlayCore Wisconsin, Inc.'s senior credit facility, which was entered into in March 1997, amended in February 1999 and in March 2000, and runs through June 2003. PlayCore Wisconsin, Inc. is a wholly owned subsidiary of the Company. The PlayCore Wisconsin facility consists of (a) a $33.0 million revolving credit facility; (b) a $38.0 million Term A facility and (c) a $9.0 million Term B facility. The revolving loan facility will reduce to $28.0 million after July 31, 2000. The entire facility is guaranteed by PlayCore, Inc. and secured by a first priority mortgage or security interest in all of PlayCore Wisconsin's tangible and intangible assets, as well as the pledge of all of the outstanding shares of PlayCore Wisconsin common stock. In addition, the Company and PlayCore Wisconsin are subject to certain restrictive covenants, which include, among other things, a general restriction on the payment of dividends and a limitation on additional indebtedness.

Borrowing availability under the PlayCore Wisconsin revolving credit facility is limited to specified percentages of qualified inventories and accounts receivable, not to exceed $33.0 million. At December 31, 1999, the outstanding amount of the revolving loan facility was $25.1 million, and the remaining availability was approximately $0.9 million.

The Company made capital expenditures totaling approximately $7.2 million in the year ended December 31, 1999. Approximately $4.4 million of this total was spent on an expansion of the GameTime(R) facility in Fort Payne, Alabama. This expansion provides needed additional capacity to meet projected sales growth and also allows for better workflow through the facility. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and anticipated future capacity for borrowing will be sufficient to fund current business operations as well as anticipated future capital expenditures and growth opportunities.

Impact of Year 2000

In late 1999, the Company completed its remediation and testing of systems with respect to Year 2000 readiness. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $169,000 during 1999 in connection with remediating its systems for the Year 2000. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company is exposed to market risk related to changes in interest rates. The Company's earnings are affected by changes in the interest rate as a result of its borrowings under the senior credit facility. If market interest rates for the borrowings under the senior credit facility average 1% more during the year ended December 31, 2000 than they did during 1999, the Company's interest expense would increase, and income before taxes would decrease by approximately $0.7 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

In February 2000, the Company entered into an interest rate cap agreement covering $20.0 million of outstanding debt obligations and expiring February 2002. The cap agreement places a LIBOR rate ceiling of 8% on the obligations covered.

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

Index to Financial Statements:
                                                                     Form 10-K
                                PlayCore, Inc.:                     Page Number
                                                                    -----------

     Report of Independent Auditors....................................19

         Consolidated Balance Sheets at December 31, 1998
         and 1999......................................................20

         For the years ended December 31, 1997, 1998 and 1999:

         - Consolidated Statements of Income...........................22
         - Consolidated Statements of Stockholders' Equity.............23
         - Consolidated Statements of Cash Flows.......................24

         Notes to Consolidated Financial Statements....................26

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
PlayCore, Inc.

We have audited the accompanying consolidated balance sheets of PlayCore, Inc. (the Company) as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Milwaukee, Wisconsin                                           ERNST & YOUNG LLP
January 28, 2000, except for
    Note 4 as to which the
    date is March 3, 2000

                                 PlayCore, Inc.

                           Consolidated Balance Sheets

                                                              December 31
                                                          1998          1999
                                                       -------------------------
                                                         (In Thousands, Except
                                                            Shares and Per
                                                             Share Data)
Assets
Current assets:
  Cash                                                   $    487       $    800
  Accounts receivable, less allowance for doubtful
    accounts of $801 and $666                              18,036         28,302
  Other receivables                                           551          1,219
  Refundable income taxes                                       -          1,169
  Inventories                                              11,754         19,124
  Prepaid expenses                                          1,869          3,099
  Deferred income taxes                                       890          1,855
                                                       -------------------------
Total current assets                                       33,587         55,568


Property, plant and equipment, net                         20,871         26,688
Deferred financing and other costs, net of accumulated
  amortization of $1,557 and $2,537                         3,194          3,557
Identifiable intangible assets, net of accumulated
  amortization of $843 and $1,169                           6,593          6,358
Goodwill, net of accumulated amortization of $5,156
  and $6,621                                               39,195         47,768
Other long-term assets                                          -            372
                                                       -------------------------
                                                         $103,440       $140,311
                                                       =========================

                                                              December 31
                                                          1998          1999
                                                       -------------------------
                                                         (In Thousands, Except
                                                            Shares and Per
                                                             Share Data)
Liabilities and stockholders' equity
Current liabilities:
  Revolving loan                                         $  9,940      $ 25,105
  Accounts payable                                          5,346         9,319
  Accrued income taxes                                        216             -
  Accrued expenses                                         11,106        15,410
  Current portion of long-term debt                         7,702         9,087
                                                       -------------------------
Total current liabilities                                  34,310        58,921

Long-term debt                                             42,288        46,232
Convertible subordinated debentures                         7,021         7,258
Deferred income taxes                                       3,445         4,269

Commitments (Note 4)

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized, no shares issued or outstanding                  -             -
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 11,543,349 and 11,575,599 shares issued        115           116
  Class B common stock, $.01 par value, 1,750,000 shares
   authorized, no shares issued or outstanding                  -             -
  Additional paid-in capital                               37,524        37,692
  Retained earnings                                        19,248        26,334
  Cost of 3,634,385 shares of common stock in treasury    (40,511)      (40,511)
                                                       -------------------------
Total stockholders' equity                                 16,376        23,631
                                                       -------------------------
                                                         $103,440      $140,311
                                                       =========================
See accompanying notes.

                                                  PlayCore, Inc.

                                         Consolidated Statements of Income
                                                                   Year ended December 31
                                                           1997                1998             1999
                                                   --------------------------------------------------------
                                                            (In Thousands, Except Per Share Data)

Net sales                                                $ 89,494            $114,792         $191,936
Cost of goods sold                                         48,593              61,418          112,734
                                                   --------------------------------------------------------
Gross profit                                               40,901              53,374           79,202

Operating expenses:
 Selling                                                   17,813              25,113           35,366
 General and administrative                                 9,616              10,575           19,906
 Amortization of intangible assets                          1,899               2,112            2,771
                                                   --------------------------------------------------------
                                                           29,328              37,800           58,043
                                                   --------------------------------------------------------
Operating income                                           11,573              15,574           21,159

Other expense:
 Interest expense                                           7,485               7,534            8,930
 Other, net                                                   781                 344              638
                                                   --------------------------------------------------------
Total other expense                                         8,266               7,878            9,568
                                                   --------------------------------------------------------
Income before income taxes and
 extraordinary item                                         3,307               7,696           11,591

Provision (credit) for income taxes:
 Current                                                     (235)              1,070            1,223
 Deferred                                                   1,280               1,725            3,057
 Benefit applied to reduce goodwill                           225                 225              225
                                                   --------------------------------------------------------
                                                            1,270               3,020            4,505
                                                   --------------------------------------------------------
Income before extraordinary item                            2,037               4,676            7,086
Extraordinary loss, net of income tax
 benefit of $540                                              860                   -                -
                                                   ========================================================
Net income                                               $  1,177            $  4,676         $  7,086
                                                   ========================================================
Basic earnings per share:
 Income before extraordinary item                        $    .29            $    .59         $    .89
 Extraordinary item                                          (.12)                  -                -
                                                   --------------------------------------------------------
 Net income                                              $    .17            $    .59         $    .89
                                                   ========================================================
Diluted earnings per share:
 Income before extraordinary item                        $    .28            $    .51         $    .73
 Extraordinary item                                          (.10)                  -                -
                                                   --------------------------------------------------------
 Net income                                              $    .18            $    .51         $    .73
                                                   ========================================================


                                       22
See accompanying notes.

                                                          PlayCore, Inc.

                                          Consolidated Statements of Stockholders' Equity


                                                    Common Stock        Additional                   Treasury Stock
                                                ----------------------- Paid-In     Retained     ---------------------
                                                 Shares      Amount     Capital     Earnings      Shares       Amount        Total
                                                ------------------------------------------------------------------------------------
                                                                        (In Thousands, Except Shares)

Balance at December 31, 1996                      9,604,000    $ 96     $27,646     $13,395      3,600,000   $(40,348)    $   789
   Issuance of common stock, net of offering
     costs of $617                                1,381,238      13       4,918           -              -          -       4,931
   Issuance of common stock warrant                       -       -       2,723           -              -          -       2,723
   Purchase of common stock for treasury                  -       -           -           -         34,385       (163)       (163)
   Issuance of common stock in repayment
     of Junior Subordinated Bridge Note             488,382       5       1,956           -              -          -       1,961
   Interest on Junior Subordinated Bridge
     Note converted to common stock                  68,648       1         275           -              -          -         276
   Net income                                             -       -           -       1,177              -          -       1,177
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1997                     11,542,268     115      37,518      14,572      3,634,385    (40,511)     11,694
   Issuance of common stock                           1,081       -           6           -              -          -           6
   Net income                                             -       -           -       4,676              -          -       4,676
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1998                     11,543,349     115      37,524      19,248      3,634,385    (40,511)     16,376
   Issuance of common stock                           2,250       -          14           -              -          -          14
   Exercise of stock options                         30,000       1         154           -              -          -         155
   Net income                                             -       -           -       7,086              -          -       7,086
                                                ====================================================================================
Balance at December 31, 1999                     11,575,599    $116     $37,692     $26,334      3,634,385   $(40,511)    $23,631
                                                ====================================================================================

See accompanying notes.

                                                  PlayCore, Inc.

                                       Consolidated Statements of Cash Flows
                                                                             Year ended December 31
                                                                    1997           1998          1999
                                                             ----------------------------------------------
                                                                               (In Thousands)
Operating activities
Net income                                                        $  1,177       $  4,676      $  7,086
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Deferred income taxes                                           1,280          1,725         3,057
     Benefit applied to reduce goodwill                                225            225           225
     Write-off of unamortized deferred financing
      costs                                                          1,400              -             -
     Depreciation                                                    1,666          2,484         3,052
     Amortization of deferred financing costs,
       intangible assets and goodwill                                1,899          2,112         2,771
     Amortization of debt discount                                     289            365           365
     Interest converted to convertible subordinated
       debentures and common stock                                     822            617           237
     Changes in operating assets and liabilities:
       Accounts receivable                                          (2,692)        (4,712)       (9,544)
       Other receivables                                               529           (380)         (661)
       Income taxes                                                 (1,158)         1,373        (1,109)
       Inventories                                                  (1,129)           867        (2,628)
       Prepaid expenses                                                681           (275)         (839)
       Accounts payable                                               (567)          (759)        2,463
       Accrued expenses                                              4,699          1,609        (1,423)
                                                             ----------------------------------------------
Net cash provided by operating activities                            9,121          9,927         3,052

Investing activities
Acquisitions of businesses, net of cash acquired                   (42,614)          (590)      (14,766)
Purchase of property, plant and equipment                           (1,640)        (2,777)       (7,167)
Other                                                                 (141)             -          (261)
                                                             ----------------------------------------------
Net cash used in investing activities                              (44,395)        (3,367)      (22,194)


See accompanying notes.

                                 PlayCore, Inc.

                                                  PlayCore, Inc.

                                       Consolidated Statements of Cash Flows
                                                                             Year ended December 31
                                                                    1997           1998          1999
                                                             ----------------------------------------------
                                                                               (In Thousands)
Financing activities
Net change in revolving loan                                      $  1,990        $ 2,325      $ 15,165
Issuance of long-term debt                                          63,777            535        10,323
Payments on long-term debt                                         (34,264)        (9,422)       (5,359)
Debt issuance costs incurred                                        (3,044)          (194)         (843)
Proceeds from issuance of common stock                               4,931              6            14
Proceeds from issuance of common stock warrant                       2,723              -             -
Proceeds from exercise of stock options                                  -              -           155
Purchase of common stock for treasury                                 (163)             -             -
                                                             ----------------------------------------------
Net cash provided by (used in) financing activities                 35,950         (6,750)       19,455
                                                             ----------------------------------------------
Net increase (decrease) in cash                                        676           (190)          313
Cash at beginning of year                                                1            677           487
                                                             ----------------------------------------------
Cash at end of year                                               $    677       $    487      $    800
                                                             ==============================================

Supplemental disclosure of cash flows information -
  Cash paid during the year for:
     Interest                                                     $  5,619       $  6,627      $  8,379
     Income taxes (refunds), net                                       384           (369)        2,107

See accompanying notes.

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


1. Significant Accounting Policies

Consolidation

PlayCore, Inc.'s (the Company) consolidated financial statements include the accounts of PlayCore, Inc. and its wholly owned subsidiary, PlayCore Wisconsin, Inc. (PlayCore Wisconsin). PlayCore Wisconsin, Inc. has as its wholly owned subsidiary, Heartland Industries, Inc.

Nature of Business

The Company designs and manufactures consumer and commercial outdoor playground equipment and backyard products. The consumer division markets its primary product lines, kits for wooden swing sets and climbing units, plastic slides and related accessories and wooden storage buildings nationwide through home improvement retail centers and the division's branch network. The commercial division markets its modular and custom playground systems and components to municipalities, schools, park districts and other playground equipment users through a network of independent representatives. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

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

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


1. Significant Accounting Policies (continued)

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

Advertising

Advertising costs are expensed as incurred and totaled $2,490,000, $3,297,000 and $4,319,000 in 1997, 1998 and 1999, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


1. Significant Accounting Policies (continued)

Earnings Per Share

The numerator and denominator for the calculation of basic and diluted earnings per share are computed as follows (in thousands):
                                                  1997       1998         1999
                                                --------------------------------
Numerator:
   Numerator for basic earnings per share -
     income before extraordinary item            $2,037     $4,676       $7,086
   Effect of dilutive securities -
     10% convertible subordinated debentures        343        394          442
                                                ================================
   Numerator for diluted earnings per share      $2,380     $5,070       $7,528
                                                ================================

Denominator:
   Denominator for basic earnings per share -
     weighted average shares                      6,942      7,909        7,918
   Effect of dilutive securities:
     Employee stock options                          36         36          277
     Warrants                                       485        621          638
     10% convertible subordinated debentures      1,161      1,338        1,500
                                                ================================
   Denominator for diluted earnings per share     8,624      9,904       10,333
                                                ================================

Comprehensive Income

Net income for 1997, 1998 and 1999 is the same as comprehensive income as defined pursuant to SFAS No. 130, "Reporting Comprehensive Income."

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137. Provisions of these standards are required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the results of operations, financial position or cash flows of the Company.

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


2. Acquisitions

On March 13, 1997, PlayCore Wisconsin acquired all of the issued and outstanding shares of capital stock of GameTime, Inc. (GameTime), a leading manufacturer of modular and custom commercial outdoor playground equipment, for $27,000,000 ($25,000,000 in cash and an unsecured 10% subordinated note payable in the principal amount of $2,000,000) plus transaction costs and the assumption of GameTime indebtedness of approximately $13,179,000. Immediately following the acquisition, GameTime was merged with and into PlayCore Wisconsin.

On May 5, 1998, PlayCore Wisconsin acquired certain assets and assumed certain liabilities of Pentes Play, Inc. (Pentes), a leading designer and marketer of soft contained indoor play equipment, for $590,000 in cash.

On February 16, 1999, PlayCore Wisconsin acquired all of the issued and outstanding shares of capital stock of Heartland Industries, Inc. (Heartland), a manufacturer of wooden storage buildings, for $13,629,000 ($13,129,000 in cash and an unsecured 10% subordinated note payable in the principal amount of $500,000) plus transaction costs and including the assumption of Heartland's indebtedness of approximately $7,050,000.

In connection with the Heartland acquisition, the Company has recorded an accrual for restructuring costs of $1,603,000 related to a business plan which the Company began formulating at the acquisition date. The costs included in the accrual include costs associated with the consolidation of nine production centers, including moving costs, remaining lease payments, severance and relocation costs as well as severance and outplacement costs resulting from the restructuring of the sales and information systems departments. Costs totaling approximately $672,000 have been charged against the accrual through December 31, 1999.

The acquisitions have been accounted for under the purchase method; accordingly, the results of operations of the acquired businesses have been included in the consolidated financial statements from the respective acquisition dates. The acquisition cost of each was allocated based on the estimated fair values of identifiable tangible and intangible assets acquired and liabilities assumed. The excess of the purchase price over the net assets acquired for the GameTime, Pentes and Heartland acquisitions of $19,655,000, $620,000 and $10,263,000, respectively, has been recorded as goodwill.

The acquisition of Pentes did not have a material impact on the Company's consolidated results of operations.

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


2. Acquisitions (continued)

The following unaudited pro forma results of operations for the years ended December 31, 1998 and 1999, assume the acquisition of Heartland occurred on January 1, 1998:
                                                            December 31
                                                         1998           1999
                                                   ----------------------------
                                                    (In Thousands, Except Per
                                                            Share Data)

Net sales                                               $195,346       $195,953
Net income                                                 3,999          5,843
Earnings per share:
   Basic                                                    $.51           $.74
   Diluted                                                   .44            .61

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

3. Balance Sheet Detail

Inventories consist of the following:

                                                            December 31
                                                         1998           1999
                                                   ----------------------------
                                                           (In Thousands)

   Finished goods and work in process                   $  7,153        $10,699
   Raw materials                                           4,602          8,425
                                                   ----------------------------
                                                         $11,754        $19,124
                                                   ============================

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


3. Balance Sheet Detail (continued)

Property, plant and equipment consist of the following:

                                                            December 31
                                                         1998           1999
                                                   ----------------------------
                                                           (In Thousands)

   Land and land improvements                           $  1,093       $  2,713
   Buildings                                               7,691         11,333
   Shop equipment                                         18,159         20,226
   Office equipment                                        2,313          3,190
   Vehicles                                                   75            192
                                                   ----------------------------
                                                          29,331         37,654
   Less accumulated depreciation                           8,963         11,868
                                                   ----------------------------
                                                          20,368         25,786
   Construction in progress                                  503            902
                                                   ----------------------------
                                                         $20,871        $26,688
                                                   ============================


Identifiable intangible assets consist of the following:
                                                            December 31
                                                         1998           1999
                                                   ----------------------------
                                                           (In Thousands)

   Patent cost                                            $1,995         $2,022
   Trademarks and trade names                              5,441          5,505
                                                   ----------------------------
                                                           7,436          7,527
   Less accumulated amortization                             843          1,169
                                                   ----------------------------
                                                          $6,593         $6,358
                                                   ============================

Accrued expenses consist of the following:
                                                            December 31
                                                         1998           1999
                                                   ----------------------------
                                                           (In Thousands)

   Accrued commissions                                  $  3,760       $  5,251
   Other accrued expenses                                  7,346         10,159
                                                   ----------------------------
                                                         $11,106        $15,410
                                                   ============================

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


4. Revolving Loan, Long-Term Debt, Convertible Subordinated Debentures and Lease Commitments

Long-term debt and convertible subordinated debentures consist of the following:

                                                            December 31
                                                         1998           1999
                                                   ----------------------------
                                                           (In Thousands)

Term loans                                               $37,177        $41,800
12% senior subordinated notes, net of
  original issue discount of $2,069 and
  $1,704 at December 31, 1998 and 1999,
  respectively, based on an imputed interest
  rate of 14.9%
                                                          10,431         10,796
10% convertible subordinated debentures                    7,021          7,258
10% subordinated notes payable                             2,000          2,500
Other                                                        382            223
                                                   ----------------------------
Total long-term debt                                      57,011         62,577
Less amounts due within one year                           7,702          9,087
                                                   ----------------------------
                                                         $49,309        $53,490
                                                   ============================

On January 4, 1996, the Company entered into an agreement with GreenGrass Holdings, a general partnership of which one of the general partners is a group of the Company's senior management, pursuant to which the general partnership completed a tender offer for shares of common stock of the Company on February 16, 1996. GreenGrass Holdings also purchased 10% convertible subordinated debentures, maturing in 2004. In 1998, additional debentures totaling $535,000 were sold to holders of common stock other than GreenGrass Holdings. The outstanding 10% convertible subordinated debentures are convertible into shares of common stock of the Company at the rate of $4.70 or $4.80 of the face amount of the debentures for each share of common stock. Interest on the debentures is payable semiannually. Through February 15, 1999, interest on the debentures was paid in the form of additional debentures. The debentures are unsecured.

To provide financing for the 1997 acquisition of GameTime (see Note 2) and to refinance certain indebtedness of PlayCore Wisconsin and GameTime, the Company and PlayCore Wisconsin entered into several financing agreements, including the senior credit facility, which are identified below. In connection with the prepayment in full of the previous PlayCore Wisconsin credit agreement in 1997, the Company wrote off the unamortized balance of the related deferred financing costs of $1,400,000. The senior credit facility was amended in February 1999 in connection with the acquisition of Heartland (see Note 2).

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


4. Revolving Loan, Long-Term Debt, Convertible Subordinated Debentures and Lease Commitments (continued)

Effective March 3, 2000, PlayCore Wisconsin has an amended $76,000,000 senior credit facility. The facility consists of a $33,000,000 revolving loan facility, a $38,000,000 Term Loan A facility and a $9,000,000 Term Loan B facility. The revolving loan facility will reduce to $28,000,000 after July 31, 2000. The entire credit facility is guaranteed by the Company and secured by substantially all assets of PlayCore Wisconsin. PlayCore Wisconsin is subject to certain restrictive covenants which include, among other things, restrictions on the payment of dividends or issuance of capital stock and a limitation on additional indebtedness.

Borrowings under the revolving loan facility are limited to specified percentages of inventories and accounts receivable, not to exceed $28,000,000. Interest on borrowings under the revolving loan facility is payable quarterly at either 0.75% to 2% over the prime rate or 2.0% to 3.25% over LIBOR, with the precise rate dependent upon PlayCore Wisconsin's debt-to-cash flow ratio. The revolving loan facility matures in March 2003. Up to $1,000,000 of the revolving loan facility is available for issuance of letters of credit. The Company is subject to an annual commitment fee of 0.5% of the average daily unused portion of the commitment.

The weighted average interest rate on the revolving loan facility at December 31, 1998 and 1999, was 8.45% and 9.58%, respectively.

The Term Loan A facility bears interest at the same rates as the revolving loan facility. The principal portion of the Term Loan A facility is payable quarterly in amounts between $406,000 and $4,050,000, with the final quarterly principal payment due in December 2002. In addition, mandatory prepayments are required based on excess cash flow, as defined.

The Term Loan B facility bears interest at either 2.75% over the prime rate or 3.75% over LIBOR, at the Company's option. The Term Loan B facility is payable quarterly in amounts of $66,666, with the final quarterly principal payment of $8,200,000 due in June 2003.

On March 13, 1997, the Company and PlayCore Wisconsin entered into Securities Purchase Agreements with Massachusetts Mutual Life Insurance Company, pursuant to which the Company sold warrants (the MassMutual Warrants) to purchase an aggregate of 618,937 shares of its common stock, and PlayCore Wisconsin sold its 12% senior subordinated notes due March 2005 in the aggregate principal amount of $12,500,000. The MassMutual Warrants are exercisable at any time through March 2003 at an exercise price of $.001 per share and have been valued at $2,723,000 for financial statement purposes.

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


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

In connection with the GameTime and Heartland acquisitions, the Company entered into two unsecured 10% subordinated notes of $2,000,000 and $500,000, respectively. The $2,000,000 note is payable in full in March 2005. Interest on this note is payable semiannually. The $500,000 note is due in annual installments of $167,000 starting in February 2002 through February 2004. Interest on this note is payable quarterly.

Future maturities of long-term debt, including the convertible subordinated debentures payable to stockholders, at December 31, 1999, are as follows (in thousands):

               2000                             $  9,087
               2001                               11,286
               2002                               13,667
               2003                                8,867
               2004                               13,124
               Thereafter                          8,250
                                              ------------
                                                  64,281
               Less: original issue discount       1,704
                                              ============
                                                 $62,577
                                              ============

Future minimum payments under noncancelable operating leases total $8,155,000 and are due as follows: 2000--$2,832,000; 2001--$1,887,000; 2002--$1,314,000;
2003--$590,000;   2004--$435,000  and   thereafter--$1,097,000.   Rent  expense,
including  operating  leases,  was $820,000,  $1,257,000 and $3,564,000 in 1997,
1998 and 1999, respectively.

In February 2000, the Company entered into an interest rate cap agreement covering $20,000,000 of outstanding debt obligation and expiring February 2002. The cap agreement places a LIBOR rate ceiling of 8% on the obligation covered.

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


5. Income Taxes

Deferred income taxes consist of the following:

                                                            December 31
                                                         1998           1999
                                                   ----------------------------
                                                           (In Thousands)
Deferred tax assets:
   Noncompete agreement                                  $ 1,667         $1,321
   Allowance for doubtful accounts                           308            256
   Inventory                                                 381            863
   Net operating loss carryforwards                           84            479
   Accrued liabilities not currently
    deductible for tax                                       553          1,710
                                                   ----------------------------
                                                           2,993          4,629
Deferred tax liabilities:
   Goodwill                                                  312          1,174
   Intangible assets                                       2,186          2,198
   Property, plant and equipment                           2,698          2,881
   Prepaid expenses currently deductible
    for tax                                                  352            790
                                                   ----------------------------
                                                           5,548          7,043
                                                   ----------------------------
Net deferred tax liability                               $(2,555)       $(2,414)
                                                   ============================

For federal income tax purposes, the Company has net operating loss carryforwards of approximately $1,243,000 which expire in 2020 resulting from the Company's acquisition of Heartland. The utilization of the net operating loss carryforwards is subject to an annual limitation of $642,000.

The components of the provision for income taxes consist of the following:

                                              Year ended December 31
                                       1997            1998            1999
                                     ------------------------------------------
                                                  (In Thousands)
Current:
   Federal                            $  (235)        $   965          $1,074
   State                                    -             105             149
                                     ------------------------------------------
                                         (235)          1,070           1,223
Deferred:
   Federal                              1,130           1,523           2,700
   State                                  150             202             357
                                     ------------------------------------------
                                        1,280           1,725           3,057
Benefit applied to reduce goodwill        225             225             225
                                     ------------------------------------------
                                       $1,270          $3,020          $4,505
                                     ==========================================

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements

5. Income Taxes (continued)

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% (35% for income in excess of $10,000,000) to income before income taxes and extraordinary item as follows:

                                               Year ended December 31
                                       1997            1998            1999
                                     ------------------------------------------
                                                  (In Thousands)

Taxes at statutory rate                $1,124          $2,617          $3,957
State income taxes, net of federal
  benefit                                  29             281             456
Other                                     117             122              92
                                     ------------------------------------------
                                       $1,270          $3,020          $4,505
                                     ==========================================

6. Employee Benefit Plans

The Company sponsors three 401(k) plans. Two of the plans cover employees who have completed six months of service and are at least 21 years old. These plans require Company contributions of 40% or 100% of each participant's deferral, not to exceed 8% or 4% of the participant's eligible income, respectively. The third plan covers employees who have completed one year of service and are at least 21 years old. The Company matches 25% of each participant's deferral, not to exceed 8% of earnings. The Company expensed $249,000, $378,000 and $501,000 respectively, in connection with these plans in 1997, 1998 and 1999.

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

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


7. Stock Options (continued)

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

At December 31, 1998 and 1999, there were 126,000 and 121,000 shares available for grant, respectively. Changes in option shares are as follows:

                                                             Year ended December 31
                                            1997                     1998                     1999
                                   ----------------------------------------------------------------------------
                                                Weighted-                 Weighted-                 Weighted-
                                                 Average                   Average                   Average
                                                Exercise                  Exercise                  Exercise
                                     Options      Price       Options       Price      Options        Price
                                   ----------------------------------------------------------------------------
Outstanding at beginning of
  year                                322,434      $4.24      1,294,207      $7.01     1,335,207        $5.99
Granted:
   1997--$3.63 to $10.88
     per share                      1,008,980       7.78              -          -             -            -
   1998--$4.00 to
     $4.81 per share                        -          -        468,500       4.13             -            -
   1999--$6.00 to
     $6.19 per share                        -          -              -          -        70,000         6.13
Exercised--$4.25 to $7.00 per
  share                                     -          -              -          -       (30,000)        5.17
Canceled or expired                   (37,207)      3.70       (427,500)      7.06       (69,758)        7.79
                                    ---------                 ---------                ---------
Outstanding at end of year
   (1999--$3.63 to $10.88 per
   share)                           1,294,207       7.01      1,335,207       5.99     1,305,449         5.90
                                    =========                 =========                =========

Exercisable at end of year            481,207       4.27        517,207       5.16       818,449         5.31
                                    =========                 =========                =========


The weighted average remaining contractual life of the outstanding options is 7.3 years.

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


7. Stock Options (continued)

Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994, under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.8% in 1997, 5.3% in 1998 and 5.8% in 1999, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .445 in 1997, .440 in 1998 and .465 in 1999, and expected life of the option of approximately seven years.

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

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company's pro forma net income and earnings per share would have been as follows:

                                             Year ended December 31
                                      1997             1998            1999
                                  ---------------------------------------------
                                                 (In Thousands,
                                             Except Per Share Data)

Pro forma net income                  $660            $4,535          $6,971
Pro forma net income per share:
   Basic                              $.10              $.57            $.88
   Diluted                             .12               .50             .72

                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


8. Related Party Transactions

The Company has a management consulting agreement with certain members of GreenGrass Capital LLC, a stockholder, pursuant to which these members provide management consulting services and receive an annual fee of $300,000. Fees of $300,000 per year were expensed by the Company during 1997, 1998 and 1999 pursuant to this agreement.

9. Segment Information

The Company has two reportable segments. The Company's commercial segment markets its playground systems and related products to municipalities, schools, park districts and other playground equipment users through a network of independent representatives. The Company's consumer segment markets its backyard play systems, wooden storage buildings and related products through various retail outlets and a network of Company owned sales branches and independent dealers.

The Company evaluates performance and allocates resources based on the net income of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost; there is no intercompany profit or loss on intersegment sales or transfers.

                                                         Year ended December 31
                                     1997                         1998                           1999
                         --------------------------------------------------------------------------------------------------
                         Commercial  Consumer    Total    Commercial  Consumer     Total   Commercial   Consumer     Total
                         --------------------------------------------------------------------------------------------------
Revenues from external
  customers               $53,126    $36,368   $89,494     $74,512    $40,280   $114,792    $84,677    $107,259   $191,936
Interest expense            4,092      3,393     7,485       4,310      3,224      7,534      4,517       4,413      8,930
Depreciation and
  amortization
  expense                   1,404      2,161     3,565       2,483      2,113      4,596      2,824       2,999      5,823
Income tax expense            977        293     1,270       2,533        487      3,020      3,550         955      4,505
Segment profit before
  extraordinary item        1,567        470     2,037       3,921        755      4,676      5,584       1,502      7,086
Extraordinary item,
  net of tax benefit
  of $540                       -        860       860           -          -          -          -           -          -
Segment profit (loss)       1,567       (390)    1,177       3,921        755      4,676      5,584       1,502      7,086
Segment assets             56,102     45,063   101,165      61,992     41,448    103,440     73,189      67,122    140,311
Expenditures for long-
  lived assets              1,018        622     1,640       2,134        643      2,777      6,136       1,031      7,167


                                 PlayCore, Inc.

                   Notes to Consolidated Financial Statements


9. Segment Information (continued)

Geographic Information

                                        Revenues (a)                         Long-Lived Assets (b)
                            ----------------------------------------------------------------------------------
                                   Year ended December 31                         December 31
                               1997          1998         1999         1997           1998          1999
                            ----------------------------------------------------------------------------------
United States                 $83,492      $107,268      $186,069     $20,535        $20,871       $27,060
Foreign countries               6,002         7,524         5,867           -              -             -
                            ----------------------------------------------------------------------------------
Total                         $89,494      $114,792      $191,936     $20,535        $20,871       $27,060
                            ==================================================================================

(a)  Revenues are attributed to countries based on the location of customers.

(b)  Long-lived  assets  include net property,  plant and equipment and other  long-term  assets,  and exclude intangible assets.


10. Quarterly Results of Operations (Unaudited)

                                                                         1998
                                           -----------------------------------------------------------------
                                            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
                                           -----------------------------------------------------------------
                                                             (In Thousands, Except Per Share Data)
Net sales                                      $25,257          $36,856        $29,533         $23,146
Gross profit                                    11,590           18,976         13,266           9,542
Net income (loss)                                  109            4,936            532            (901)
Earnings (loss) per share:
   Basic                                           .01              .62            .07            (.11)
   Diluted                                         .01              .51            .06            (.11)

                                                                         1999
                                           -----------------------------------------------------------------
                                            1st Quarter     2nd Quarter     3rd Quarter      4th Quarter
                                           -----------------------------------------------------------------
                                                             (In Thousands, Except Per Share Data)
Net sales                                      $31,473          $61,955        $53,143         $45,365
Gross profit                                    13,190           28,811         21,747          15,454
Net income (loss)                                  292            6,405            916            (527)
Earnings (loss) per share:
   Basic                                           .04              .81            .12            (.07)
   Diluted                                         .03              .64            .10            (.07)


Item 9 -  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

                  None

                                    PART III


Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information concerning directors is incorporated by reference from the "Election of Directors" section of PlayCore's Proxy Statement for the 2000 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of PlayCore's fiscal year. Information concerning the executive officers will be included in Exhibit A, "Executive Officers of PlayCore", to the Proxy Statement. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement.


Item 11 - Executive Compensation
--------------------------------

Incorporated by reference from the "Executive Compensation" section of the Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Incorporated by reference from the "Ownership of Common Stock" section of the Proxy Statement.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

Incorporated  by  reference  from  the  "Executive   Compensation"   and  "Other
Transactions and Certain Relationships" sections of the Proxy Statement.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)      Financial Statements and Financial Statement Schedules

         The following consolidated financial statements are included in
         Item 8:
                                                                       Form 10-K
                                                                     Page Number
                                                                     -----------
         PlayCore, Inc.

         Report of Independent Auditors  ..................................19

         Consolidated Balance Sheets at December 31, 1998
         and 1999..........................................................20

         For the years ended December 31, 1997, 1998, and 1999:

         - Consolidated Statements of Income...............................22
         - Consolidated Statements of Stockholders' Equity.................23
         - Consolidated Statements of Cash Flows...........................24

         Notes to Consolidated Financial Statements........................26

         The following consolidated financial statement schedules are included in Item 14(d):

                                                                       Form 10-K
                                                                     Page Number
                                                                     -----------
         Schedule I - Condensed Financial Information of
                      Registrant...........................................46

         Schedule II - Valuation and Qualifying Accounts...................48

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

(c)       Exhibits

Exhibit
Number    Exhibit
-------   -------

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

(21)      Subsidiaries of PlayCore, Inc.

(23)      Consent of Ernst & Young LLP, Independent Auditors.

(27)      Financial Data Schedule [EDGAR version only].

d) Financial Statement Schedules
                                                                      Schedule I

                                 PlayCore, Inc.
                  Condensed Financial Information of Registrant
                  Years Ended December 31, 1997, 1998 and 1999

                         PlayCore, Inc. (Parent Company)

Condensed Balance Sheet
                                                            December 31
                                                         1998         1999
                                                       ---------------------
                                                           (In Thousands)

Investment in, and amounts due from, wholly
 owned subsidiary                                      $ 41,179     $ 47,600
                                                       --------     --------
Total assets                                           $ 41,179     $ 47,600
                                                       ========     ========

Current liabilities                                    $    530     $    420
Amounts due to wholly owned subsidiary                   17,252       16,291
Convertible subordinated debentures payable
 to stockholder                                           7,021        7,258

Stockholders' equity:
   Common stock                                             115          116
   Cost of 3,634,385 shares of common stock
    in treasury                                         (40,511)     (40,511)
   Other stockholders' equity                            56,772       64,026
                                                       --------     --------
                                                         16,376       23,631
                                                       --------     --------
Total liabilities and stockholders' equity             $ 41,179     $ 47,600
                                                       ========     ========

Condensed Statement of Income
                                                     Year Ended December 31
                                                      1997      1998    1999
                                                    ------------------------
                                                          (In Thousands)

Management fees from wholly owned subsidiary        $2,200    $2,200  $2,200
Costs and expenses:
   Administrative expense                              428       490     396
   Interest expense                                    832       637     719
   Other expense                                       682        74       -
                                                    ------     -----   -----
                                                     1,942     1,201   1,115
                                                    ------     -----   -----

Income before income taxes and equity in
   net income of subsidiary                            258       999   1,085
Provision for income taxes                              90       380     420
Equity in net income of subsidiary                   1,009     4,057   6,421
                                                    ------     -----   -----
Net income                                          $1,177    $4,676  $7,086
                                                    ======    ======  ======

 Financial Statement Schedules

Schedule I

(continued)
                                 PlayCore, Inc.
                  Condensed Financial Information of Registrant
                  Years Ended December 31, 1997, 1998 and 1999
                         PlayCore, Inc. (Parent Company)


Condensed Statement of Cash Flows
                                                                                   Year Ended December 31
                                                                          1997               1998              1999
                                                                       ------------------------------------------------
                                                                                       (In Thousands)
Operating activities:
   Net income                                                          $    1,177         $   4,676         $   7,086
      Adjustments to reconcile net income to net
         cash used in operating activities:
       Equity in net income of subsidiary                                  (1,009)           (4,057)           (6,421)
       Interest converted to convertible
        subordinated debentures and common stock                              822               617               237
       Decrease in current liabilities                                    (10,442)           (1,777)           (1,071)
                                                                       ----------         ---------         ---------
Net cash used in operating activities                                      (9,452)             (541)             (169)

Net cash provided by (used in) investing activities                             -                 -                 -

Financing activities:
   Issuance of long-term debt                                               2,500                 -                 -
   Payments of long-term debt                                                (539)                -                 -
   Issuance of convertible subordinated debentures                              -               535                 -
   Proceeds from issuance of common stock                                   4,931                 6                14
   Proceeds from issuance of common stock warrant                           2,723                 -                 -
   Proceeds from exercise of stock options                                      -                 -               155
   Purchase of treasury stock                                                (163)                -                 -
                                                                       ----------         ---------         ---------
Net cash provided by financing activities                                   9,452               541               169
                                                                       ----------         ---------         ---------

Net increase in cash                                                            -                 -                 -
Cash at beginning and end of year                                      $        -         $       -         $       -
                                                                       ==========         =========         =========

                                       47

                                                                     Schedule II

                                           PlayCore, Inc.
                                  Valuation and Qualifying Accounts
                            Years Ended December 31, 1997, 1998 and 1999

                                                             Additions
                                                       ----------------------
                                        Balance at     Charged to                                Balance at
                                        Beginning      Costs and     Acquired                     End of
               Description               of Year       Expenses      Balance1     Deductions2     Year
----------------------------------------------------------------------------------------------------------------
                                                                    (In Thousands)

Allowance for doubtful accounts:
    Year ended December 31, 1997           $  98         $ 259         $ 300         $  250         $ 407
                                           =====         =====         =====         ======         =====

    Year ended December 31, 1998           $ 407         $ 572         $  12         $  190         $ 801
                                           =====         =====         =====         ======         =====

    Year ended December 31, 1999           $ 801         $ 831         $ 478         $1,444         $ 666
                                           =====         =====         =====         ======         =====



--------------------
1 Balance of acquired company at date of acquisition.
2 Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

       PlayCore, Inc.                                                 Date

       By  /s/ Frederic L. Contino                                   3/28/00
          Frederic L. Contino
          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Title                      Signature                         Date
--------------                      ---------                         ----

TERENCE S. MALONE                  /s/ Terence S. Malone             3/28/00
Chairman of the Board              Terence S. Malone
of Directors and a Director

FREDERIC L. CONTINO                /s/Frederic L. Contino            3/28/00
President and Chief                Frederic L. Contino
Executive Officer and a Director

DAVID S. EVANS                     /s/ David S. Evans                3/28/00
Director                           David S. Evans

RICHARD E. RUEGGER                 /s/Richard E. Ruegger             3/28/00
Vice President-Finance,            Richard E. Ruegger
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and
Accounting Officer)

GEORGE N. HERRERA                  /s/George N. Herrera              3/28/00
Director                           George N. Herrera

TIMOTHY R. KELLEHER                /s/Timothy R. Kelleher            3/28/00
Director                           Timothy R. Kelleher

GARY A. MASSEL                     /s/Gary A. Massel                 3/28/00
Director                           Gary A. Massel

RONALD D. WRAY                     /s/Ronald D. Wray                 3/28/00
Director                           Ronald D. Wray

                                 PLAYCORE, INC.
                           EXHIBIT INDEX TO FORM 10-K
                   For the Fiscal Year ended December 31, 1999

Exhibit
Number    Exhibit
------    -------

(3.1) Amended and Restate Certification of Incorporation of PlayCore, Inc. [Incorporated by reference to Exhibit 4.(i)(2) of PlayCore, Inc.'s Registration Statement on Form S-8 (Registration No. 33-48735)].

(3.3) Amended and Restate By-Laws of PlayCore, Inc. [Incorporated by reference to Exhibit 3.2 of PlayCore, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

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

(21)      Subsidiaries of PlayCore, Inc.

(23)      Consent of Ernst & Young LLP, Independent Auditors.

(27)      Financial Data Schedule [EDGAR version only].