Form 10-K/A
period 1999-12-31
PLAYCORE INC
filed 2000-04-21
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

PlayCore, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, by restating Part III, Items 10, 11, 12 and 13, thereof in its entirety, as follows:

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant
          --------------------------------------------------

Directors

The following sets forth information, as of April 6, 2000, about PlayCore's directors:

          Terence S. Malone, age 70, has served as a director of PlayCore since September 1992 and Chairman since September 1997. Mr. Malone served as Acting Chief Executive Officer of PlayCore from September 1997 to January 1998. Mr. Malone was Chairman and Chief Executive Officer of Johnson Worldwide Associates, Inc. (international manufacturer and marketer of outdoor recreational products) from 1986 until his retirement in January 1994.

          Frederic L. Contino, age 49, has served as a director of PlayCore and as President and Chief Executive Officer of PlayCore since January 1998. Mr. Contino was President of Anchor Hocking Plastics and Plastics, Inc., divisions of Newell Companies (diversified manufacturers of consumer home products), from January 1993 to January 1998. Mr. Contino served as Vice President-Merchandising for Anchor Hocking's glass division from May 1988 to January 1993.

          David S. Evans, age 36, has served as a director of PlayCore since February 1996. Mr. Evans has been President and Chief Executive Officer of Glencoe Investment Corporation (private equity investing) since March 1993. Prior to such date, Mr. Evans was a Merchant Banking/Mergers and Acquisitions Specialist at Donaldson, Lufkin & Jenrette Securities Corporation (full service investment banking) from 1988 to March 1993

          George N. Herrera, age 66, has served as a director of PlayCore since February 1996. Mr. Herrera was Director of International Sales of Masco Corporation (diversified manufacturer of home products) from 1982 until his retirement in January 2000.

          Timothy R. Kelleher, age 37, has served as director of PlayCore since April 1996. Mr. Kelleher has been Senior Vice President of Desai Capital Management Incorporated (institutionally funded private equity investment firm) since May 1992. From 1989 to May 1992, he was an associate at Entrecanales, Inc. (private equity investing). Mr. Kelleher is also a director of several privately held companies.

          Gary A. Massel, age 60, has served as a director of PlayCore since September 1996. Mr. Massel has been Vice President-Logistics of Boise Cascade Office Products since September 1997. From August 1995 to September 1997, Mr. Massel was an independent consultant. Previously, Mr. Massel was a Senior Vice President of Ply-Gem Industries (building products manufacturer) from February 1994 to August 1995. From 1989 to February 1994, Mr. Massel was Vice President-Operations Specialty Packaging of Packaging Corp. of America (packaging manufacturer).

          Ronald D. Wray, age 40, has served as a director of PlayCore since February 1999. Mr. Wray has been a Principal and Chief Financial Officer of Glencoe Capital, L.L.C. since January 1999.

Prior to such date, Mr. Wray was Executive Vice President of the Pritzker Family Business Office (investment management) from 1990 to January 1999.

Executive Officers

          The following individuals are the executive officers of the Company, who are elected annually by the Board of Directors to serve until the next annual election of officers and until their respective successors have been elected and have qualified unless removed by the Board of Directors.

Fredric L. Contino, age 49, is President and Chief Executive Officer, and a director. See "Directors" under this Item 10.

John E. Caldwell, age 57, has served as President of the Swing-N-Slide Division of PlayCore Wisconsin since December 1996. From 1990 to November 1996, Mr. Caldwell was the President of the Retail Division of Curtis Industries, Inc. (manufacturer of nuts, bolts and keys).

Robert A. Farnsworth, age 50, has served as the President of the GameTime Division of PlayCore Wisconsin since May 1998. From February 1993 to April 1998, Mr. Farnsworth was the Executive Vice President Marketing and Product Manager of Pfaltzgraff Company (ceramics manufacturing).

David H. Hammelman, age 45, has served as Vice President Human Resources and Administration since July 1995 and prior to such date was Director of Human Resources and Administration since October 1993. From October 1992 to September 1993, Mr. Hammelman was the Director of Human Services of Brach Van Houten, Andes Candies Division (candy manufacturing).

Richard E. Ruegger, age 40, has served as the Vice President-Finance, Secretary and Treasurer since January 1992 and Chief Financial Officer since June 1992.

Thomas van der Meulen, age 35, has served as the President of the Heartland Industries, Inc. subsidiary of PlayCore Wisconsin since June 1999. From 1994 to April 1999, Mr. Van der Meulen was a Business Unit President for TC MiraDRI (commercial and residential building products). From 1989 to 1993, Mr. Van der Meulen was the Director of Finance and Planning for TC MiraDRI.

Item 11 - Executive Compensation
          ----------------------

Compensation of Executive Officers

Summary Compensation Table

          The following table sets forth certain information with respect to Company compensation earned in the last three completed fiscal years by Mr. Contino, Chief Executive Officer, Mr. Caldwell, President of the Swing-N-Slide Division of PlayCore Wisconsin, Mr. Farnsworth, President of the GameTime Division of PlayCore Wisconsin, Mr. Hammelman, Vice President-Human Resources and Administration and Mr. Ruegger, Vice President-Finance and Chief Financial Officer, (the "Named Executive Officers").

                                               SUMMARY COMPENSATION TABLE
                                                                                         Long-Term
                                                                                       Compensation
                                                      Annual Compensation                 Awards
                                                                            Other      Securities
                                                                            Annual      Underlying        All Other
                                               Salary            Bonus       Comp.        Options       Compensation
Name and Principal Position      Year           ($)               ($)         ($)           (#)              ($)
-------------------------------------------------------------------------------------------------------------------------
Frederic L. Contino              1999         $329,257          $452,925      (1)                 -        $56,404(2)
    Chief Executive Officer      1998          288,462           585,000      (1)           375,000          7,625
                                 1997                -                 -      (1)                 -              -

John E. Caldwell                 1999         $176,781          $      -      (1)                 -        $41,457(3)
    President of the             1998          170,000           123,930      (1)                 -         16,595
    Swing-N-Slide Division       1997          159,423            35,000      (1)           100,000         63,728
    of PlayCore Wisconsin

Robert A. Farnsworth             1999         $179,808          $ 78,576      (1)                 -        $67,231(4)
    President of the             1998          111,154           117,823      (1)            50,000         49,594
    GameTime Division of         1997               -                  -      (1)                 -              -
    PlayCore Wisconsin

David H. Hammelman               1999         $110,000           $73,150      (1)                 -        $20,329(5)
    Vice President-Human         1998          105,000            95,550      (1)                 -          3,874
    Resources and                1997           93,961             7,893      (1)            78,219          3,947
    Administration

Richard E. Ruegger               1999         $120,000           $79,800      (1)                 -        $22,002(6)
    Vice President-Finance       1998          115,000           104,650      (1)                 -          4,371
    and Chief Financial          1997          104,077             8,706      (1)           164,046          4,695
    Officer

---------------

(1)  The Company also provides its Named Executive Officers certain additional  non-cash benefits that are not described in this Proxy  Statement  because such  compensation  is below the  Securities and Exchange  Commission's  required disclosure thresholds.
(2)  The  Compensation  reported is comprised of $6,400 of matching  contributions  made by the Company  pursuant to its
     401(k) plan and $50,004 of contributions made by the Company pursuant to a Supplemental Executive Retirement Plan.
(3)  The  Compensation  reported is comprised of $6,400 of matching  contributions  made by the Company  pursuant to its
     401(k) plan and $35,057 of relocation  expenses paid by the Company in connection with Mr. Caldwell's December 1996 employment by the Company.
(4)  The  Compensation  reported is comprised of $1,423 of matching  contributions  made by the Company  pursuant to its
     401(k) plan, $25,528 of contributions made by the Company pursuant to a Supplemental  Executive Retirement Plan and
     $40,280 of relocation expenses paid by the Company in connection with Mr. Farnsworth's May 1998 employment with the
     Company.
(5)  The  Compensation  reported is comprised of $4,250 of matching  contributions  made by the Company  pursuant to its
     401(k) plan and $16,079 of contributions made by the Company pursuant to a Supplemental Executive Retirement Plan.
(6)  The  Compensation  reported is comprised of $4,462 of matching  contributions  made by the Company  pursuant to its
     401(k) plan and $17,540 of contributions made by the Company pursuant to a Supplemental Executive Retirement Plan.

Aggregate Options Exercised in 1999 and 1999 Year-End Option Value

          Set forth below is certain information regarding the number and value of unexercised stock options held by the Named Executive Officers at the end of 1999. No options were exercised by the Named Executive Officers in 1999.

                     Aggregate Fiscal Year-End Option Values
--------------------------------------------------------------------------------
                       Number of Securities Underlying    Value of Unexercised
                           Unexercised Options at        In-The-Money Options at
                              December 31, 1999           December 31, 1999(1)
                              -----------------           --------------------
Name                     Exercisable Unexercisable     Exercisable Unexercisable
----                     ----------- -------------     ----------- -------------

Frederic L. Contino        225,000         150,000       $928,125     $618,750
John E. Caldwell            55,000          45,000        $76,825      $17,275
Robert A. Farnsworth        10,000          40,000        $34,375     $137,500
David H. Hammelman          57,895          35,000       $123,185            -
Richard E. Ruegger          63,948         116,250       $159,939            -

---------------
(1) For valuation purposes the amounts shown are based upon the December 31, 1999 $8.125 closing price per share of the Common Stock on the American Stock Exchange.


Compensation of Directors

          Each non-employee director of PlayCore who is not an employee of GreenGrass Capital LLC, a Delaware limited liability company that is an affiliate of a principle stockholder of the Company ("GGC"), or any of GGC's affiliates ("Non-affiliated Directors"), receives an annual retainer of $15,000 paid in quarterly installments of $3,750 and options to purchase 5,000 shares of Common Stock with a per share exercise price equal to the fair market value of a share of Common Stock on the day after the annual meeting of stockholders. In addition, any Non-affiliated Director who serves as the Chairman of the Board receives an annual retainer of $5,000, as chairman of a standing committee of the Board receives an annual retainer of $3,000 and as a committee member of a standing committee of the Board receives an annual retainer of $1,000. All directors are reimbursed for out-of-pocket costs related to PlayCore's business. No additional compensation is paid to directors for serving on PlayCore Wisconsin's Board of Directors.

Agreements with Executive Officers

PlayCore entered into an Employment Agreement in January 1998 with Mr. Contino that sets forth certain terms and conditions of his employment with PlayCore. The Employment Agreement runs for three years and automatically extends from year to year thereafter unless terminated prior to any such extension. The Employment Agreement provides for an annual base salary of $300,000, subject to increases each year at the discretion of the Board of Directors, and for an annual bonus based generally upon increases in PlayCore's earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Employment Agreement also provides for the grant of options shown on the "Option Grants in Last Fiscal Year" table. In the event Mr. Contino is terminated without cause, in addition to certain other benefits, (i) his annual base salary continues for a minimum of two years if such termination occurs before July 1999, and a minimum of one year, subject to extension to up to two years if certain financial goals have been achieved by the Company, after July 1999, and (ii) he is entitled to certain bonus replacement payments if certain levels of EBITDA have been achieved prior to such termination. If such termination occurs in connection with a change of control, in certain circumstances Mr. Contino may be entitled to certain additional payments, the amount of which are generally based upon the bonus paid to Mr. Contino in the previous year. The Employment Agreement also provides for certain perquisites and benefits commensurate with Mr. Contino's employment as President and Chief Executive Officer of the Company. The Employment Agreement contains provisions requiring Mr. Contino to keep certain information with respect to the Company confidential during his employment and for two years thereafter and provisions providing that Mr. Contino will not compete with the Company's business for 18 months following any termination of his employment.

          In December 1996, the Company entered into a Severance and Change of Control Agreement with Mr. Caldwell. Under the terms of such Severance and Change of Control Agreement, in the event that Mr. Caldwell is terminated without cause within one year after a change of control of the Company, he shall be entitled to receive an amount based upon a multiple of his last month's base salary. Mr. Caldwell shall also be entitled to receive an amount based upon a multiple of his last month's base salary if he remains employed during the one-year period after such change of control and elects to terminate employment within 30 days of the end of such one-year period.

          In June 1998, the Company entered into a Severance and Change of Control Agreement with Mr. Farnsworth. Under the terms of such Severance and Change of Control Agreement, in the event that Mr. Farnsworth is terminated without cause within one year after a change of control of the Company, he shall be entitled to receive an amount based upon a multiple of his last month's base salary.

          In February 1999, the Company entered into Severance and Change of Control Agreements with Messrs. Hammelman and Ruegger. Under the terms of such Severance and Change of Control Agreements, in the event that any such employee is terminated without cause within one year after a change of control of the Company, such employee shall be entitled to receive an amount based upon a multiple of his last month's base salary. Each such employee shall also be entitled to receive an amount based upon a multiple of his last month's base salary if the employee remains employed during the one-year period after such change of control and the employee elects to terminate employment within 30 days of the end of such one-year period.

          In June 1999, the Company entered into a Severance and Change of Control Agreement with Mr. Van der Meulen. Under the terms of such Severance and Change of Control Agreement, in the event that Mr. Van der Meulen is terminated without cause within one year after a change of control of the Company, he shall be entitled to receive an amount based upon a multiple of his last month's base salary.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Evans, Malone and Wray. No present or former executive officer of the Company serves as a member of the Compensation Committee. Furthermore, there are no interlocking relationships between any executive officer of the Company and any entity whose directors or executive officers serve on the Compensation Committee.

          Mr. Evans is a stockholder and director and the President and Chief Executive Officer of Glencoe Investment Corporation ("GIC"), which is an affiliate of an institutional investor in GGC and an institutional investor in GreenGrass Capital II LLC, a Delaware limited liability company ("GGCII"). GGC and GGCII are two of the three partners of GreenGrass Holdings, a Delaware general partnership ("GreenGrass Holdings"), which beneficially owns approximately 72% of the outstanding shares of Common Stock. Mr. Evans is also one of the three persons appointed to the Members Operating Board of GGC, which entity controls voting and investment making decisions of GreenGrass Holdings, and one of the three persons appointed to the Members Operating Board of GGCII.

Agreement with respect to Consulting Services

          Under the terms of the Management Consulting Agreement dated February 16, 1996, PlayCore pays to GIC and Desai Capital Management Incorporated ("DCMI"), affiliates of two GGC institutional investors, consulting fees in the aggregate amount of $300,000 per year, payable in quarterly installments of $75,000, plus reimbursement of reasonable expenses incident to their consulting services. The Management Consulting Agreement is automatically renewed for successive one-year terms unless either party gives notice to the other of its intention not to renew the agreement. The consulting fee is reviewed annually by the Board of Directors of PlayCore.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          The following table sets forth certain information known to the Company with respect to beneficial ownership of the PlayCore's Common Stock as of March 31, 2000, except as otherwise noted, by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers, and (iv) all executive officers and directors as a group. Except as otherwise noted, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock.

                                                       Shares Beneficially Owned
                                                       -------------------------
Name of Beneficial Owner(1)                             Number          Percent
---------------------------                             ------          -------

John E. Caldwell (2)                                    82,028           1.0%
Frederic L. Contino (3)                                280,400           3.4%
David S. Evans (4)                                   6,772,655          72.1%
Robert A. Farnsworth (5)                                20,000            *
GreenGrass Holdings and Related Parties (6)          6,772,655          72.1%
  GGC (4,851,774 shares - 51.6%) (7)(9)(10)
  GGCII (1,852,361 shares - 19.7%)(8)(9)(10)
  GGM (68,520 shares - 0.7%) (11)
David H. Hammelman (12)                                 75,395            *
George N. Herrera (13)                                  20,000            *
Timothy R. Kelleher (14)                             6,772,655          72.1%
Terence S. Malone (15)                                  62,181            *
Massachusetts Mutual Life Ins. Co. (16)                781,201           9.4%
Gary A. Massel (17)                                     15,000            *
Richard E. Ruegger (18)                                141,448           1.8%
Thomas van der Meulen                                        -            -
Ronald D. Wray (19)                                      5,000            *
All executive officers and directors as a group
   (12 persons) (20)                                 7,464,107          74.1%

--------------------
*Less than 1%

(1) Except as otherwise indicated, the address of each stockholder is c/o PlayCore, Inc., Riverfront Centre, 15 West Milwaukee Street, Suite 204, Janesville, Wisconsin 53545.

(2) Includes 80,000 shares issuable upon the exercise of stock options which are currently exercisable.

(3) Includes 275,000 shares issuable upon the exercise of stock options that are currently exercisable.

(4) As one of the three persons appointed to the Members Operating Board of GreenGrass Capital LLC, a Delaware limited liability company ("GGC"), Mr. Evans has shared control of the voting and investment making decisions of GreenGrass Holdings, which owns 5,345,905 shares of Common Stock, Debentures convertible into 1,376,750 shares of Common Stock, and a warrant to purchase 50,000 shares of Common Stock. Of such securities, Mr. Evans would be entitled to receive from GreenGrass Holdings 7,078 shares of Common Stock, Debentures convertible into 1,545 shares of Common Stock, and a warrant to purchase 86 shares of Common Stock under certain circumstances as a result of his ownership of a limited partnership interest in Glencoe Fund and Glencoe Growth Partners, L.P., and his ownership of stock in GIC. The address of Mr. Evans is c/o Glencoe Investment Corporation, 190 South LaSalle St., Suite 2830, Chicago, Illinois 60603.

(5) Includes 10,000 shares issuable upon the exercise of stock options which currently exercisable.

(6) The address of GreenGrass Holdings, a Delaware general partnership ("GreenGrass Holdings"), is c/o Glencoe Investment Corporation, 190 South LaSalle St., Suite 2830, Chicago, Illinois 60603. Includes 5,345,905 shares of Common Stock, Debentures convertible into 1,376,750 shares of Common Stock, and a warrant to purchase 50,000 shares of Common Stock. The general partners of GreenGrass Holdings consist of GGC, GreenGrass Capital II LLC, a Delaware limited liability company ("GGCII"), and Green Grass Management LLC, a Delaware limited liability company ("GGM"). Of the 5,345,905 shares of Common Stock owned by GreenGrass Holdings, 3,494,509 shares are beneficially owned by GGC, 1,802,361 shares are beneficially owned by GGCII, and 49,035 shares are beneficially owned by GGM. Of the 1,376,750 shares which GreenGrass Holdings would receive upon conversion of Debentures, 1,357,265 shares would be beneficially owned by GGC and 19,485 shares would be beneficially owned by GGM. The 50,000 shares which GreenGrass Holdings would receive upon exercise of the warrant would be beneficially owned by GGCII.

(7) The members of GGC are the following institutional investors: Glencoe Fund, Equity-Linked Investors--II, a New York limited partnership ("ELI-II"), the State Treasurer of the State of Michigan, as Custodian for the Michigan Public School Employee's Retirement System, the State Employees' Retirement System, the Michigan State Police Retirement System and the Michigan Judges Retirement System, each a trust organized by the State of Michigan to provide pension benefits to eligible retirees (collectively, the "Michigan Trusts"), Crescent/MACH I Partners, L.P., a Delaware limited partnership ("Crescent"), Sahara Enterprises, Inc., a Delaware corporation ("Sahara") and Baldwin & Lyons Insurance Company, an Indiana corporation ("Baldwin").

(8)  The members of GGCII are the  following  institutional  investors:  Glencoe
     Growth Closely-Held Business Fund, L.P. ("Glencoe Growth"), ELI-II, Baldwin, the Michigan Trusts, and Massachusetts Mutual Life Insurance Company and certain of its affiliates ("MassMutual").

(9) ELI-II is a member of both GGC and GGCII. The general partner of ELI-II is Rohit M. Desai Associates-II ("RMDA-II"). RMDA-II is a New York general partnership and Rohit M. Desai is the managing partner of RMDA-II. The investment advisor of ELI-II is Desai Capital Management Incorporated ("DCMI"). ELI-II may be deemed to beneficially own 2,457,781 shares of Common Stock held by Green Grass Holdings (which represents approximately 26.2% of the outstanding Common Stock and which includes 1,926,290 shares of Common Stock held by GreenGrass Holdings, 514,824 shares of Common Stock issuable upon conversion of Debentures held by GreenGrass Holdings, and 16,667 shares of Common Stock issuable upon the exercise of the warrant held by GreenGrass Holdings which it may be entitled to receive under certain circumstances as a member of GGC and GGCII). RMDA-II (as the general partner of ELI-II), DCMI (as the investment advisor to ELI-II), and Rohit M. Desai each may be deemed to be the beneficial owner of securities beneficially owned by ELI-II. The address of ELI-II and its affiliates identified above is 540 Madison Avenue, 36th Floor, New York, New York 10022.

(10) The Michigan Trusts are members of both GGC and GGCII. As a result, the Michigan Trusts may be deemed to beneficially own 2,457,781 shares of Common Stock held by GreenGrass Holdings (which represents approximately 26.2% of the outstanding shares of Common Stock and includes 1,926,290 shares of Common Stock held by GreenGrass Holdings, 514,824 shares of Common Stock issuable upon conversion of Debentures held by GreenGrass Holdings, and 16,667 shares of Common Stock issuable upon the exercise of the warrant held by GreenGrass Holdings which they may be entitled to receive under certain circumstances as members of GGC and GGCII). The address of the Michigan Trusts is 430 West Allegan Street, Lansing, Michigan 48901.

(11) The  members  of GGM are the  following  former  and  current  officers  of
     PlayCore: Messrs. Ruegger, Cole, Hammelman, Beebe and Jonas.

(12) Consists of 75,395 shares of Common Stock issuable upon the exercise of stock options which are currently exercisable. Excludes 4,290 shares of Common Stock and Debentures convertible into 1,705 shares of Common Stock held by GreenGrass Holdings which securities, as a member of GGM may be deemed to beneficially own because Mr. Hammelman would receive such securities under certain circumstances (including upon termination of his employment). Mr. Hammelman expressly disclaims beneficial ownership of any other securities of PlayCore held by GreenGrass Holdings because he neither is a controlling member of GGM nor has investment control of the portfolio securities of either GGM or GreenGrass Holdings.

(13) Consists of 20,000 shares of Common Stock issuable upon exercise of stock options which are currently exercisable.

(14) As one of the three persons appointed to the Members Operating Board of GGC, Mr. Kelleher has shared control of the voting and investment making decisions of GreenGrass Holdings, which owns 5,345,905 shares of Common Stock, Debentures convertible into 1,376,750 shares of Common Stock, and a warrant to purchase 50,000 shares of Common Stock. The address of Mr. Kelleher is c/o Desai Capital Management Incorporated, 540 Madison Avenue, 36th Floor, New York, New York 10022.

(15) Includes 61,934 shares issuable upon the exercise of stock options which are currently exercisable.

(16) The address of Massmutual is 1295 State Street, Springfield, MA 01111-0001. Includes 297,834 shares of Common Stock issuable upon the exercise of warrants which are currently exercisable, and 41,271 shares issuable upon the exercise of a warrant held by MassMutual Corporate Value Partners Limited (of which an affiliate of MassMutual is a Partner), which warrant is currently exercisable. Also includes 430,163 shares of Common Stock and 11,933 shares issuable upon the exercise of a warrant held by GreenGrass Holdings which securities, as a member of GGCII, MassMutual may be deemed to beneficially own because it would receive such securities under certain circumstances. MassMutual disclaims beneficial ownership of any other securities of PlayCore held by GreenGrass Holdings because it neither is a controlling member of GGCII nor has investment control of the portfolio securities of either GGCII or GreenGrass Holdings. Also excludes 296,274 shares issuable upon the exercise of warrants held by certain of its affiliates, including MassMutual Corporate Investors, MassMutual
     Participating Investors, and MassMutual Corporate Value Partners Limited, because the investments of such affiliates are held for the benefit of unrelated third parties.

(17) Consists of 15,000 shares issuable upon the exercise of stock options which are currently exercisable.

(18) Consists of 141,448 shares of Common Stock issuable upon the exercise of stock options which are currently exercisable. Excludes 49,035 shares of Common Stock and Debentures convertible into 19,485 shares of Common Stock which Mr. Ruegger may be deemed to beneficially own as sole manager and the controlling member of GCM, which indirectly beneficially owns such securities as a general partner of GreenGrass

     Holdings, including 32,673 shares of Common Stock and Debentures convertible into 12,985 shares of Common Stock held by GreenGrass Holdings which securities, as a member of GGM, Mr. Ruegger may be deemed to beneficially own because Mr. Ruegger would receive such securities under certain circumstances (including upon termination of his employment). Mr. Ruegger disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(19) Consists of 5,000 shares issuable upon the exercise of stock options which are currently exercisable.

(20) This group is comprised of the following executive officers: Messrs. Caldwell, Contino, Farnsworth, Hammelman, Ruegger and Van der Meulen; and the following non-employee directors: Messrs. Evans, Herrera, Kelleher, Malone, Massel and Wray. Includes Debentures convertible into 1,376,750 shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock, all of which are held by GreenGrass Holdings, and 785,127 shares issuable to certain executive officers and directors upon the exercise of stock options which are currently exercisable.

Item 13 - Certain Relationships and Related Party Transactions
          ----------------------------------------------------

          In addition to the matters described under the heading "Compensation Committee Interlocks and Insider Participation" under Item 11 of this report, PlayCore has been party to certain other related party transactions which are described below.

Agreement with respect to Election of Directors

          Under the terms of a Transaction Agreement dated January 4, 1996, as amended, pursuant to which Green Grass Holdings acquired it's equity holdings in PlayCore, GreenGrass Holdings is entitled to designate five members of the Board of Directors of PlayCore (Mr. Contino is not counted as one of such five directors). To date, GreenGrass Holdings has designated four current directors, Messrs. Evans, Herrera, Kelleher and Wray.

Registration Rights

          Under certain agreements, Code Hennessy & Simons Limited Partnership, formerly a significant investor in PlayCore, GreenGrass Holdings and certain of their associates, and various officers and directors and, in some cases, their spouses or trusts for their benefit or the benefit of their children, were granted certain rights to have shares of Common Stock registered and/or included in registrations initiated by PlayCore or its stockholders (the "registration rights"). Expenses incurred in connection with the exercise of such registration rights shall be, subject to limited exceptions, borne by the Company.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PLAYCORE, INC.


Date:  April 21, 2000                   By /s/ Richard E. Ruegger
                                           ----------------------------
                                           Richard E. Ruegger
                                           Vice President-Finance,
                                           Chief Financial Officer,
                                           Secretary and Treasurer