Form 10-Q
period 2000-03-31
PLAYCORE INC
filed 2000-05-15
CIK 888916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES __X__ NO ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: as of May 5, 2000 there were 7,982,104 shares of Common Stock, par value $.01 per share, outstanding.

                                 PLAYCORE, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                      INDEX


Part I.  Financial Information:                                             Page
                                                                            ----
         Unaudited Consolidated Balance Sheets -
                  December 31, 1999 and March 31, 2000                        3

         Unaudited Consolidated Interim Statements of Operations
              and Retained Earnings -
                  Three Months Ended March 31, 1999 and 2000                  4

         Unaudited Consolidated Interim Statements of Cash Flows-
                  Three Months Ended March 31, 1999 and 2000                  5

         Notes to Unaudited Interim Consolidated Financial Statements         6

         Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8

         Quantitative and Qualitative Disclosure about Market Risk           10

Part II. Other Information

         Item 1 - Legal Proceedings
         Item 6 - Exhibits and Reports on Form 8-K                           12

Signature                                                                    13

                                                        PlayCore, Inc.
                                                 Consolidated Balance Sheets
                                                         (unaudited)
                                              (in thousands, except share data)

                                                                                                  December 31,      March 31,
                                         ASSETS                                                      1999             2000
                                                                                                  -----------      -----------
 Current assets:
     Cash                                                                                         $       800      $       811
     Accounts receivable, less allowance for doubtful accounts of $666 and $704                        28,302           28,457
     Other receivables                                                                                  1,219            1,367
     Inventories                                                                                       19,124           23,910
     Refundable income taxes                                                                            1,169              723
     Prepaid expenses                                                                                   3,099            4,770
     Deferred income taxes                                                                              1,855            1,730
                                                                                                  -----------      -----------
 Total current assets                                                                                  55,568           61,768

 Property, plant and equipment, net                                                                    26,688           27,255
 Deferred financing and other costs, net of accumulated amortization of $2,537 and $2,796               3,557            3,373
 Identifiable intangible assets, net of accumulated amortization of $1,169 and $1,250                   6,358            6,277
 Goodwill, net of accumulated amortization of $6,621 and $7,000                                        47,768           47,389
 Other long-term assets                                                                                   372              363
                                                                                                  -----------      -----------
                                                                                                  $   140,311      $   146,425
                                                                                                  ===========      ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Revolving loan                                                                               $    25,105      $    32,881
     Accounts payable                                                                                   9,319           11,566
     Accrued expenses                                                                                  15,410           12,493
     Current portion of long-term debt                                                                  9,087            9,268
                                                                                                  -----------      -----------
 Total current liabilities                                                                             58,921           66,208

 Long-term debt, net of current portion                                                                46,232           45,381

 Convertible subordinated debentures payable to stockholders                                            7,258            7,258

 Deferred income taxes                                                                                  4,269            4,575

 Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
       no shares issued or outstanding                                                                      -                -
     Common stock, $.01 par value, 25,000,000 shares authorized,
       11,575,599 and 11,593,989 shares issued                                                            116              116
     Class B common stock, $.01 par value, 1,750,000 shares authorized,
       no shares issued or outstanding                                                                      -                -
     Additional paid-in capital                                                                        37,692           37,780
     Retained earnings                                                                                 26,334           25,618
     Less 3,634,385 common shares held in treasury, at cost                                           (40,511)         (40,511)
                                                                                                  -----------      -----------
 Total stockholders' equity                                                                            23,631           23,003
                                                                                                  -----------      -----------
                                                                                                  $   140,311      $   146,425
                                                                                                  ===========      ===========

 Note: The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated balance sheet at that date.

                                    See notes to interim consolidated financial statements

                                 PlayCore, Inc.
       Consolidated Interim Statements of Operations and Retained Earnings
                                   (unaudited)
                    (in thousands, except per share amounts)


                                              Three months       Three months
                                                   ended            ended
                                                 March 31,         March 31,
                                                   1999              2000
                                              ------------       ------------

Net sales                                     $     31,473       $     38,511
Cost of goods sold                                  18,283             23,514
                                              ------------       ------------

Gross profit                                        13,190             14,997
Operating expenses:
    Selling                                          6,392              6,970
    General and administrative                       3,666              5,818
    Amortization of intangible assets                  590                719
                                              ------------       ------------
                                                    10,648             13,507
                                              ------------       ------------
Operating income                                     2,542              1,490

Other expense:
    Interest expense                                 1,938              2,403
    Other, net                                         112                241
                                              ------------       ------------
Total other expense                                  2,050              2,644
                                              ------------       ------------

Income(loss) before income taxes                       492             (1,154)
Income tax expense(benefit)                            200               (438)
                                              ------------       ------------

Net income(loss)                                       292               (716)

Retained earnings at beginning of period            19,248             26,334
                                              ------------       ------------

Retained earnings at end of period            $     19,540       $     25,618
                                              ============       ============

Earnings(loss) per share:
    Basic                                     $       0.04       $      (0.09)
    Diluted                                           0.03              (0.09)


             See notes to interim consolidated financial statements


                                                     PlayCore, Inc.
                                      Consolidated Interim Statements of Cash Flows
                                                       (unaudited)
                                                     (in thousands)

                                                                                 Three months            Three months
                                                                                    ended                   ended
                                                                                   March 31,               March 31,
                                                                                     1999                    2000
                                                                                 ------------            ------------
 Operating activities
 Net income(loss)                                                                $        292            $       (716)
 Adjustments to reconcile net income(loss) to
   net cash used by operating activities:
      Amortization of debt discount                                                        91                      91
      Deferred income taxes                                                               300                     431
      Depreciation                                                                        666                     926
      Amortization of intangible assets                                                   590                     719
      Changes in operating assets and liabilities                                      (8,459)                 (6,985)
                                                                                 ------------            ------------

 Net cash used by operating activities                                                 (6,520)                 (5,534)

 Investing activities
 Purchase of property, plant and equipment                                             (2,241)                 (1,483)
 Acquisitions, including transaction costs and net of cash acquired                   (14,148)                      -
                                                                                 ------------            ------------

 Net cash used by investing activities                                                (16,389)                 (1,483)

 Financing activities
 Increase in revolving loan                                                            14,000                   7,776
 Issuances of long-term debt                                                           10,323                       -
 Debt issuance costs incurred                                                            (843)                    (75)
 Proceeds from issuance of common stock                                                    14                      88
 Payments of long-term debt                                                              (445)                   (761)
                                                                                 ------------            ------------
 Net cash provided by financing activities                                             23,049                   7,028
                                                                                 ------------            ------------

 Increase in cash                                                                         140                      11
 Cash at beginning of period                                                              487                     800
                                                                                 ------------            ------------

 Cash at end of period                                                           $        627            $        811
                                                                                 ============            ============


 Supplemental disclosure of cash flows information-
 Cash paid (received) during period for:

 Interest                                                                        $      1,899            $      1,816
 Income taxes refunded                                                                      -                  (1,385)


                                 See notes to interim consolidated financial statements

                                 PlayCore, Inc.
               Notes to Interim Consolidated Financial Statements
                                    Unaudited
                                 (in thousands)
                                 March 31, 2000

1.   Basis of presentation of unaudited consolidated financial statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three months  Three months
                                                        ended          ended
                                                       March 31,      March 31,
                                                        1999           2000
                                                     ------------  ------------
Numerator:
  Numerator for basic and diluted earnings
   per share -
  Net income (loss)                                  $        292  $       (716)
                                                     ============  ============

Denominator:
  Denominator for basic earnings per share -
   weighted average shares                                  7,910         7,956
  Effect of diluted securities:
    Employee stock options(treasury stock
     method)                                                  114             -
    Warrants                                                  627             -
                                                     ------------  ------------

  Denominator for diluted earnings per share                8,651         7,956
                                                     ============  ============


3.   Inventories

     Inventories consisted of the following:
                                                     December 31,    March 31,
                                                         1999         2000
                                                     ------------  ------------

     Finished goods and work in process              $     10,699  $     12,235
     Raw materials                                          8,425        11,675
                                                     ------------  ------------
                                                     $     19,124  $     23,910
                                                     ============  ============


4.   Segment Reporting

                                            Three months ended March 31, 1999
                                          -------------------------------------
                                          Commercial       Consumer     Total
                                          ----------       --------    --------
     Revenues from external customers     $   14,011       $ 17,462    $ 31,473
     Segment profit (loss)                       331            (39)        292


                                            Three months ended March 31, 2000
                                          -------------------------------------
                                          Commercial       Consumer     Total
                                          ----------       --------    --------
     Revenues from external customers     $   14,781       $ 23,730    $ 38,511
     Segment profit (loss)                       271           (987)       (716)

                                 PlayCore, Inc.
               Notes to Interim Consolidated Financial Statements
                                    Unaudited
                                 (in thousands)
                                 March 31, 2000

5.   Acquistion by Chartwell Investments II LLC

     On April 13, 2000, the Company entered into a definitive agreement and plan of merger with a newly-formed affiliate of Chartwell Investments II LLC ("Chartwell") providing for the acquisition of all of the outstanding shares of PlayCore for $10.10 per share in cash. As part of the transaction, GreenGrass Holdings, PlayCore's majority shareholder, has agreed to sell all of its shares of PlayCore common stock to the Chartwell affiliate. GreenGrass Holdings owns approximately 72 percent of the outstanding shares of PlayCore. The board of directors of PlayCore unanimously approved the transaction. PlayCore and the Chartwell affiliate have initiated a joint tender offer. The completion of the tender offer is subject to certain conditions, including the tender of 1,367,947 shares, representing 50.1 percent of the publicly-held shares not owned by GreenGrass Holdings and and current directors and officers of PlayCore; the receipt of funds from the lenders; and expiration of a waiting period under the U.S. Hart-Scott-Rodino Act. Any shares of PlayCore common stock not purchased in the tender offer will be acquired in a subsequent merger transaction at the same $10.10 per share cash price.

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

Acquisition by Chartwell Investments II LLC

On April 13, 2000, the Company entered into a definitive agreement and plan of merger with a newly-formed affiliate of Chartwell Investments II LLC ("Chartwell") providing for the acquisition of all of the outstanding shares of PlayCore for $10.10 per share in cash. As part of the transaction, GreenGrass Holdings, PlayCore's majority shareholder, has agreed to sell all of its shares of PlayCore common stock to the Chartwell affiliate. GreenGrass Holdings owns approximately 72 percent of the outstanding shares of PlayCore. The board of directors of PlayCore unanimously approved the transaction. PlayCore and the Chartwell affiliate have initiated a joint tender offer. The completion of the tender offer is subject to certain conditions, including the tender of 1,367,947 shares, representing 50.1 percent of the publicly-held shares not owned by GreenGrass Holdings and current directors and officers of PlayCore; the receipt of funds from the lenders; and expiration of a waiting period under the U.S. Hart-Scott-Rodino Act. Any shares of PlayCore common stock not purchased in the tender offer will be acquired in a subsequent merger transaction at the same $10.10 per share cash price.

Results of Operations:

On February 16, 1999, the Company acquired all of the capital stock of Heartland Industries, Inc. (Heartland), a maker of backyard wooden storage buildings. The acquisition of Heartland was accounted for using the purchase method. Therefore, the results of Heartland are included with those of the Company beginning with the date of acquisition.

Three months ended March 31, 2000, compared to the three months ended March 31, 1999.

Net Sales. Net sales increased $7.0 million, or 22.4 percent, to $38.5 million for the three months ended March 31, 2000 as compared to $31.5 million for the same period a year ago. Sales of the Company's consumer products increased $6.2 million, or 35.9 percent, to $23.7 million for the three months ended March 31, 2000 as compared to $17.5 million for the same period a year ago. This increase in sales is mainly attributable to the inclusion of Heartland sales for the entire first quarter of 2000 versus the inclusion of Heartland sales for only February 16 through March 31 in 1999. Sales of the Company's commercial products increased $0.8 million, or 5.5 percent, to $14.8 million for the three months ended March 31, 2000 as compared to $14.0 million for the same period in 1999.

Gross Profit. Gross profit increased $1.8 million, or 13.7 percent, to $15.0 million but decreased as a percentage of net sales to 38.9 percent for the three months ended March 31, 2000 as compared to $13.2 million and 41.9 percent for the same period a year ago. The main reason for the decline in the gross profit margin is a greater percentage of sales attributable to Heartland's wooden storage buildings, which have a lower profit margin than playground equipment.

Selling Expense. Selling expense increased $0.6 million, or 9.0 percent, to $7.0 million but declined as a percentage of net sales to 18.1 percent for the first three months of 2000 as compared to $6.4 million and 20.3 percent for the three months ended March 31, 1999. The decrease as a percentage of net sales was due to the impact of higher sales volume on fixed selling expenses and the lower selling costs as a percentage of net sales associated with wooden storage building sales.

General and Administrative Expenses. General and administrative expenses increased $2.1 million, or 58.7 percent, to $5.8 million and increased as a percentage of net sales to 15.1 percent for the three months ended March 31, 2000 as compared to $3.7 million and 11.6 percent for the same period a year ago. The dollar increase was primarily due to the inclusion of Heartland's general and administrative expenses for the entire first quarter of 2000 versus the inclusion of Heartland's general and administrative expenses for only February 16 through March 31 in 1999. The increase as a percentage of net sales was mainly due to higher general and administrative expenses as a percentage of net sales associated with wooden storage building sales.

Amortization of Intangible Assets. Amortization of financing fees, goodwill and other intangible assets was $0.7 million for the three months ended March 31, 2000 as compared to $0.6 million for the same period a year ago. Additional amortization resulted from goodwill and financing fees associated with the Heartland acquisition.

Other Expense. Interest expense was $2.4 million for the three months ended March 31, 2000 as compared to $1.9 million for the same period in 1999. This increase in interest expense was due to the additional debt that was incurred in connection with the February 1999 acquisition of Heartland.

Seasonality

The Company's sales pattern is seasonal and is concentrated in the period from April 1 through September 30 (approximately 60 percent). The timing of initial stocking orders and fluctuations in customer demand through the spring and summer months contribute to this pattern.

Liquidity and Capital Resources

During the three months ended March 31, 2000, total indebtedness increased $7.1 million to $94.8 million primarily as a result of increased levels of working capital to meet the seasonal increase in production levels.

The Company's primary sources of working capital are cash flows from operations and borrowings under PlayCore Wisconsin's senior credit facility, which was entered into in March 1997, amended in February 1999, March 2000 and April 2000, and runs through June 2003. PlayCore Wisconsin, Inc. is a wholly owned subsidiary of the Company. The PlayCore Wisconsin facility consists of (a) a $33.0 million revolving credit facility; (b) a $38.0 million Term A facility and
(c) a $9.0 million Term B facility. The revolving loan facility will reduce to $28.0 million after July 31, 2000. The entire facility is guaranteed by PlayCore, Inc. and secured by a first priority mortgage or security interest in all of PlayCore Wisconsin's tangible and intangible assets, as well as the Company's pledge of all of the outstanding shares of PlayCore Wisconsin common stock. In addition, the Company and PlayCore Wisconsin are subject to certain restrictive covenants, which include, among other things, a general restriction on the payment of dividends and a limitation on additional indebtedness.

Borrowing availability under the PlayCore Wisconsin revolving credit facility is limited to specified percentages of qualified inventories and accounts receivable, not to exceed $33.0 million. At March 31, 2000, the outstanding amount of the revolving loan facility was $32.9 million. In April 2000, the revolving credit facility was amended to, among other things, increase the percentage of qualified inventories and accounts receivables used to determine the borrowing availability.

The Company made capital expenditures totaling approximately $1.5 million in the three months ended March 31, 2000. The Company continues to evaluate opportunities for both internal and external growth and believes that funds generated from operations and its current and anticipated future capacity for borrowing will be sufficient to fund current business operations as well as anticipated future capital expenditures and growth opportunities.

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

In February 2000, the Company entered into an interest rate cap agreement covering $20.0 million of outstanding debt obligations and that expires in February 2002. The cap agreement places a LIBOR rate ceiling of 8% on the obligations covered.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

A complaint was filed in Rock County, Wisconsin state court against the Company and its board of directors. The Company was informed on May 4, 2000 that the complaint was filed on April 17, 2000, three days after the public announcement that the Company had entered into the definitive agreement and plan of merger with the newly-formed affiliate of Chartwell Investments II, LLC. The complaint was filed as a purported class action on behalf of holders of Company common stock. The complaint alleges that the Company's board of directors, by entering into the agreement and plan of merger with the Chartwell entity, violated its fiduciary duties to Company stockholders. Neither the Company nor, to the Company's knowledge, any of its directors have been served with the complaint. The Company believes that the plaintiff's claims are without merit, and intends to defend the action vigorously.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 10  -  Amendment No. 2, dated as of April 13, 2000, to Amended and Restated Credit Agreement, dated as of February 16, 1999, among PlayCore, Inc., PlayCore Wisconsin, Inc., the Lenders party to thereof and Fleet National Bank, as lender and agent.

          Exhibit 27  -  Financial Data Schedule (EDGAR version only)


     (b)  Reports on Form 8-K

          None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PlayCore, Inc.


Date:  May 15, 2000                     /s/ Richard E. Ruegger
                                        --------------------------------------
                                        Richard E. Ruegger,
                                        Vice President-Finance
                                        and Chief Financial Officer
                                        (Duly authorized officer and Principal
                                        Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit                   Description
-------                   -----------

10 Amendment No. 2, dated as of April 13, 2000, to Amended and Restated Credit Agreement, dated as of February 16, 1999, among PlayCore, Inc., PlayCore Wisconsin, Inc., the Lenders party to thereof and Fleet National Bank, as lender and agent.

27        Financial Data Schedule